Form 10-K
period 2007-12-31
CASEYCORP ENTERPRISES, INC
filed 2008-03-26
CIK 1413437

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
Commission file number: 333-147979

CASEYCORP ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0523910
(State of incorporation)	(I.R.S. Employer Identification No.)

410 Park Avenue, 15th Floor
New York, New York 10022
(Address of principal executive offices)

Tel: (888) 251-3422
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $45,000 based upon $0.015 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price.

The number of shares of the issuer’s common stock issued and outstanding as of March 26, 2008 was 11,000,000 shares.

Documents Incorporated By Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to CaseyCorp Enterprises, Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

CaseyCorp Enterprises, Inc. was incorporated on February 21, 2007 in the State of Nevada. We have not generated any revenue to date and are a development stage company. We are focused on developing and distributing advanced surveillance and security products. Currently, due to increased global terrorist threats and crime prevention activities, we believe that there is a growing need for flexible and technologically advanced security and surveillance products. We hope to offer security and surveillance products that will include digital, audio, video and a third generation photoelectric transmission technology security platform which is focused on enabling our product users to have uninterrupted, high quality security surveillance capabilities. We hope that our applications will allow users, such as municipal police departments, office buildings, banks, retail and wholesale operations, to better monitor and protect their respective areas of purview.

In March 2007, we raised an aggregate of $45,000 from 36 investors in a private placement. These funds were used by us primarily in connection with the preparation of our Registration Statement relating to (i) the resale of 3,000,000 shares of our common stock, par value $0.0001 per share which were issued and outstanding and offered and sold by the holders thereof, and (ii) the sale of up to 3,000,000 shares of common stock, par value $0.0001 per share, which were offered by us. The 3,000,000 shares offered by the Company were offered and sold at a price of $0.05 per share on a "best efforts basis" by our directors and officers.

On March 6, 2008, the Company terminated its public offering held in accordance with the Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission (the “SEC”) on December 28, 2007. Although pursuant to the Registration Statement the offering could have remained open for as long as 180 business days after the date of the prospectus, the Company terminated the offering because it had not been successful at selling any shares in the offering.

Our offices are currently located at 410 Park Avenue, 15th Floor, New York 10022. Our telephone number is (888) 251-3422. We do not currently have a functioning website.

Our Business

CaseyCorp Enterprises, Inc. is a development stage company which was incorporated on February 21, 2007 in the state of Nevada. We have not yet commenced operations, other than organizational matters in connection with this offering.

We are focused on developing and distributing advanced surveillance and security products. Currently, due to increased global terrorist threats and crime prevention activities, there is a growing need for technologically advanced security and surveillance products. We hope to offer security and surveillance products that will include digital, audio, video and a third generation photoelectric transmission technology security platform which is focused on enabling our product users to have uninterrupted, high quality security surveillance capabilities. Our goal is to improve security and surveillance capabilities by providing quality products to municipalities, businesses and organizations that require reliable security measures. We hope that the Company’s applications will allow users, such as municipal police departments, office buildings, banks, retail and wholesale operations, to better monitor and protect their respective areas of purview.

We anticipate providing our surveillance and security products to customers through direct sales or distribution of equipment, as well as the installation and maintenance for all of our hardware and software sold. The various products that we will develop will be of a flexible and modular architecture to allow our products and software to be installed one application at a time or all at once, and to integrate easily with software developed by other vendors or the client. This enables our clients to install our software without the disruption and expense of replacing their existing software systems to gain additional functionality.

We have not commenced operations other than in connection with this offering. Our director and officers have no experience in the business of security and surveillance equipment.

We do not have sufficient capital to operate our business and will require additional funding to sustain operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

Our Market

We have identified three primary markets for our security and surveillance products and software solutions. Initial marketing will focus on direct sales to municipalities, office buildings and retail establishments. Once a strong customer is established we wish to enter the governmental sector.

Objectives

Our goal is to improve security and surveillance capabilities by providing quality products to municipalities, businesses and organizations that require reliable security measures with an innovative third generation digital security platform along with high quality surveillance equipment.

The Company has no revenues at this time. As of March 26, 2008, we had approximately $11,000 in cash. It is our belief that this will suffice until we are quoted on the FINRA Over the Counter Bulletin Board.

On March 6, 2008, the Company terminated its public offering held in accordance with the Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on December 28, 2007. Although pursuant to the Registration Statement the offering could have remained open for as long as 180 business days after the date of the prospectus, the Company terminated the offering because it had not been successful at selling any shares in the offering. We do not have enough money to effectuate our business plan, we may attempt to raise additional funds from a private placement or loans after we quoted on the FINRA Over the Counter Bulletin Board or when the market place is more receptive to our common stock. There is no assurance that we would be able to raise additional money in the future. If we are not successful in raising additional capital, we may have to suspend or cease operations.

Product Development

Our products are intended to assist municipalities, businesses and organizations that require reliable security measures to improve operations and optimize effectiveness. We believe that once we are able to offer our customers an innovative third generation digital security platform along with high quality surveillance equipment, we will improve the technological and communication problems currently plaguing the surveillance and security arena. Our equipment and software will eventually allow our customers to integrate and upgrade their current surveillance. As providing products for all these various potential clients would constitute dozens of intricate programs that would require considerable time and financial resources to create, we intend to approach product development in an incremental fashion.

•
Stage 1 – Our initial efforts will be to create a beta third generation surveillance programming platform which will be designed to allow viewing of surveillance equipment feeds to our clients through easy and secure internet access. This will allow our customers direct viewing access via any internet portal to the area of surveillance. Additionally, we would need to insure that our programming platform will be compatible with the state of the art CCTV’s currently available. When creating the beta products, we will utilize the assistance of a wide array of professionals including security professionals, programmers, website developers and marketing experts. Initially, we hope to employ these professionals on a per diem or consulting basis.

•
Stage 2 – Once our surveillance programming platform is operational and revenue generating we intend to use any earned revenue we may receive to commence development of our own closed caption television cameras and lenses. This equipment will assist security minded organizations to improve their surveillance capabilities in numerous areas. These benefits will include improved integration, increased access and the ability to consolidate their maintenance concerns. By incrementally adding to our products in a methodical fashion we hope to attract and retain a broad customer base.

•
Stage 3 – To be effective on a long term basis it will be a major imperative for us to remain relevant and interesting to our customer base. We expect that creative and useful programming must be developed on a continued basis and will remain an expense for the foreseeable future. This need is further exaggerated by the ever changing needs of the security field. Additionally, increased programming will allow us to add to our product line and that will allow the company to increase corporate revenue.

The incremental approach described above, will allow us to begin product development on a limited financial budget. As revenues increase, additional programs can be developed. Ultimately, we would like to have a product line that offers our clients an efficient and easy way to monitor and secure their respective objectives.

Marketing

Upon completion of our beta programs, the company will have a need for a detailed marketing plan that will afford for a wide exposure of our services to our preferred markets. Our preferred markets would include:

•  Municipalities
•  Office Buildings/Complexes
•  Retail Organizations
•  Warehouses
•  Government Facilities

We hope to target our preferred markets with a thorough a direct sales approach as well as an advertising campaign that would include online and traditional print.

We expect to distribute our products through various means including on a subscription basis via remote application-hosting services as an Application Service Provider (ASP) or licensed and installed locally.

We recognize that our current management does not have sufficient marketing experience to create and execute an effective marketing plan. Accordingly, it is our intention to seek out a consulting firm(s) that specializes in this arena. Currently, we are focusing our efforts on developing a request for proposal for prospective marketing firms. Generally we are seeking firms with experience in the security and surveillance systems market.

Although the Company generally anticipates that once its shares are quoted on FINRA OTC Bulletin Board, that we will need to raise additional funds, we have no specific plans, understandings or agreements with respect to such an offering, and may seek to raise the required capital by other means. No arrangements have been made with any third party with respect to such a private offering and we have given no contemplation with respect to the securities to be offered or any other issue with respect to any offering. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

Competition

The security surveillance industry is highly competitive. The products we plan to introduce will encounter strong competition from many other companies, including many with greater financial resources than ours.

As the security surveillance industry market continues to expand, we expect there to be significant competition from companies similar to ours, as well as from larger and more established companies. Our competitors include:

1.
Vicon Industries, Inc. engages in the design, manufacture, assembly, and marketing of a range of video systems and system components used for security, surveillance, safety, and control purposes by various end users. The company's product line consists of various elements of a video system, including network video encoders, decoders, servers, and related video management software; analog and Internet protocol cameras; digital recorders; display units; matrix switchers; robotic camera dome systems; and system controls. Its products are used in office buildings, manufacturing plants, warehouses apartment complexes, shopping malls, and retail stores; federal, state, and local governments for national security purposes; municipal facilities; prisons; and military installations; financial institutions, such as banks, clearing houses, and brokerage firms and depositories; transportation departments; gaming casinos; and health care facilities, including hospitals, primarily psychiatric wards and intensive care units. Vicon Industries sells its products primarily to installing dealers, system integrators, government entities, and distributors in the United States, Europe, Scandinavia, and the Middle East. The company was founded in 1967 and is based in Hauppauge, New York.

2.
GVI Security Solutions, Inc., through its subsidiaries, provides video surveillance and security solutions to the homeland security, professional, and business-to-business markets. It offers a combination of closed circuit televisions, digital video recorders, access control, rapid access portals, software systems, and networking products that enhance life safety for government agencies and the private sector. The company's video surveillance and integrated security solutions include black and white, and color cameras, which include motion detection, and low light day/night resolution; waterproof and weather resistant cameras; dome and pinhole cameras and casings; a range of lenses; black and white, color, plasma, and flat screen monitors; videocassette and digital recorders, and hard disk recorders; video transmission equipment; digital video processors and recorders, switchers, and video management systems; digital video recording software; and hardware and software, which enable intelligent video surveillance. It also designs and manufactures building access portals. The company serves distributors, system integrators, government agencies, and private sector businesses in the United States. GVI Security offers its products and services through local, regional, and national system integrators, as well as through distributors, internal sales force, and independent representatives. The company was founded in 1993 and is based in Carrollton, Texas.

3.
China Security & Surveillance Technology, INC. (CSCT) is a holding company that owns two direct subsidiaries, Safetech and CSST China. Safetech is a holding company that owns both Golden and CSST HK. CSST HK in turn owns Cheng Feng. CSCT’s primary business operations are conducted through its indirect subsidiaries Golden and Cheng Feng. Goldens business is focused on manufacturing, distributing, installing and maintaining security and surveillance systems in China. Cheng Fengs business is focused on the manufacturing, marketing and sales of security and surveillance related hardware as well as the development and integration of software.

Employees

We have no full time employees at this time. All functions, including development, strategy, negotiations and clerical are currently being provided on a voluntary basis by our two officers.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this prospectus before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

RISK FACTORS RELATING TO OUR COMPANY

We are a development stage company with no operating history and may never be able to effectuate our business plan or achieve any revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in the establishment of a new business enterprise. CaseyCorp Enterprises, Inc. was established on February 21, 2007. Although we have only begun initial investigations into the development and distribution of advance surveillance and security products, we may not be able to successfully effectuate our business. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. We have not generated any revenues to date. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business, and our Company is a highly speculative venture involving significant financial risk.

We expect losses in the future because we have no revenue to offset losses.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the development of our core software and the implementation of our marketing plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs to allow us to continue as a going concern. Furthermore, we anticipate generating losses for the next 12 months. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period February 21, 2007 (inception) to December 31, 2007. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

If we are able to effectuate our business plan, we will depend on others for sales of our products, which may place us at a competitive disadvantage and negatively affect sales and profitability.

If we are able to effectuate our business plan, we expect that our products will be brought to market by third party distributors. To date, we have no product and have not entered into any agreements with distributors. Even if we are successful in effectuating our business plan, we may never be able to establish successful relationships with third party distributors and the failure to procure these relationships would have a material adverse effect on our ability to timely provide our products and secure sales, which would adversely affect our operating results and stock price.

Since our officers and directors work or consult for other companies, their activities could slow down our operations.

Our officers and directors are not required to work exclusively for us and do not devote all of their time to our operations. Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment for other companies. Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations. It is expected that each of our directors will devote between 5 and 30 hours per week to our operations on an ongoing basis, and will devote whole days and even multiple days per week when required.

As our two officers, Mr. Israel Levi and Mr. Yehoshua Lustig have no technical training or experience in the development of security and surveillance equipment, we will have to hire qualified consultants. If we cannot locate qualified consultants, we may have to suspend or cease operations which will result in the loss of your investment.

As neither of our executive officers have any training or experience in the development of high-tech security and surveillance products, we will have to hire qualified consultants to perform various necessary tasks. Additionally, due to their lack of experience, our executive officers may make incorrect management decisions and choices regarding the development and product marketing. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

If we are unable to obtain additional funding, our business operations will be harmed. Even if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to operate our business, develop a marketing program and address all necessary infrastructure concerns. We anticipate that we will require a minimum of $100,000 to fund our continued operations for the next twelve months. We hope to raise this capital through our public offering after the registration statement relating to this prospectus is declared effective by the Securities and Exchange Commission. It is possible that additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the Company to become dormant. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We may not be able to compete with current and potential security and surveillance product developers, some of whom have greater resources and experience than we do.

The security and surveillance market is intensely competitive and subject to rapid change. We do not have the resources to compete with new or existing security and surveillance product developers. If we are able to effectuate our business plan, we will compete with many security and surveillance product development companies which have significantly greater personnel, financial and managerial resources than we do. Such competition from other companies with greater resources and reputations may result in our failure to effectuate our business plan.

Our two principal stockholders, who are our officers and directors, own a controlling interest in our voting stock. Therefore investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our officers and directors, in the aggregate, beneficially own approximately or have the right to vote 73% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our Articles of Incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our directors and executive officers, could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the Company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

RISK RELATED TO THE SECURITY AND SURVEILLANCE TECHNOLOGY INDUSTRY

 The Company may experience price reductions, reduced gross margins and loss of market share if we are unable to successfully compete.

Competition for security and surveillance products is intense and is expected to increase. If we are able to successfully enter the security and surveillance technology market, such intense competition could result in low prices, gross margins and market share, and could have a material adverse effect on our business, financial condition and results of operations. We will compete with other developers and distributors of high-tech security and surveillance products. Some potential competitors may have formed business alliances with other competitors that may affect the Company’s ability to work with some potential customers. In addition, if some of our potential competitors merge, a stronger competitor may emerge. As a result of these factors, our potential competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements, and changes in the political, economic or regulatory environment security industry. These potential competitors may be in a position to devote greater resources to the development, promotion and sale of their products than our Company. We may not be able to compete successfully against future competitors, and such competitive pressures could materially adversely affect our business, financial condition and operating results.

Rapid technological change and evolving market may render our products obsolete and less competitive.

The market for the security and surveillance products and services is characterized by rapidly changing technologies, evolving industry standards and new product introductions and enhancements that may render any products we develop obsolete or less competitive. As a result, any position we may acquire in the security and surveillance market could erode rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. The Company's future success will depend in part upon our ability to enhance our products and services and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those we intend to offer is extremely complex and is expected to become increasingly complex and expensive in the future as new technologies are introduced.

We may not be able to compete with current and potential manufacturers and distributors of advance surveillance and security products, some of whom have greater resources and experience than we do.

The market for advance surveillance and security products is intensely competitive. A number of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

Any product we develop may have a lengthy sales cycle and we may not be able to anticipate sales levels appropriately, which could impair our profitability.

Some security and surveillance products and services are designed for medium to large commercial, industrial and government facilities desiring to protect valuable assets and/or prevent intrusion into high security facilities in the United States and abroad. Given the nature of security and surveillance products and the customers that purchase them, sales cycles can be lengthy as customers conduct intensive investigations and deliberate between competing technologies and providers. For these and other reasons, any product we develop may involve sales cycle associated with security and surveillance products and services and subject to a number of significant risks over which we have little or no control.

RISKS RELATING TO OUR COMMON SHARES

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 500,000,000 shares of common stock, 11,000,000 of which are issued and outstanding. We can therefore issue up to an additional 489,000,000 shares of common. The future issuance of our common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to apply for admission to quotation of our securities on the OTC Bulletin Board after this prospectus is declared effective by the SEC. If for any reason our common stock is not quoted on the OTC Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Articles of Incorporation authorizes us to issue up to 5,000,000 shares of “blank check” preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not lease or own any real property. We currently maintain our corporate offices at 410 Park Avenue, 15th Floor, New York, NY 10022. We currently pay rent of $150, on a month to month basis, for this space. We believe that this space will be sufficient until we start generating revenues and need to hire employees.

Item 3.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

During the period ending December 31, 2007, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not traded on any exchange or on the Over-The-Counter market. We intend to have a market maker file an application with FINRA for our common stock to be eligible for trading on the Over-The-Counter Bulletin Board or a similar electronic inter-dealer quotation system.

Holders

As of March 26, 2008, there were 11,000,000 common shares issued and outstanding, which were held by 38 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 21, 2007 by action taken by our board of directors, we issued 7,500,000 shares of our common stock to Israel Levy, our President, Chief Executive Officer, Chairman, and Director. The shares were issued in consideration for the payment of a purchase price equal to the par value of the shares, $0.0001 per share, which amounted in the aggregate to $750. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. Mr. Levy was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On February 21, 2007 by action taken by our board of directors, we issued 500,000 shares of our common stock to Yehoshua Lustig, our Secretary and Director. The shares were issued in consideration for the payment of a purchase price equal to the par value of the shares, $0.0001 per share, which amounted in the aggregate to $50. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. Mr. Lustig was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

In March 2007, we issued 3,000,000 shares of common stock to 36 investors. The purchase price paid for such shares was $0.015 per share, amounting to an aggregate of $45,000. The shares were offered and sold in a private placement pursuant to the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated thereunder. Each purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. Each purchaser further represented that at the time of the origination of contact concerning the subscription for the shares and the date of the execution and delivery of the subscription agreement for such shares, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2007.

Item 6.  Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of CaseyCorp Enterprises, Inc. And the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

CaseyCorp Enterprises, Inc. is focused on developing and licensing proprietary software solutions for healthcare providers, health care professionals and health insurance companies. With adequate funding we feel that we are well positioned to execute our business plan.

Plan of Operation

Over the course of the next twelve month period we plan to focus our efforts on software development with the objective of creating a beta practice management program which will be designed to automate and streamline a number of administrative functions required for operating a medical organization/practice. We recognize that our current management and Board of Directors do not have sufficient business planning experience to create these systems. Accordingly, it is our intention to seek out a consulting firm(s) and programmers that specializes in this arena. Upon completion of our business plan we will need to raise additional funds to retain the services of computer programming professionals. Additionally, we will utilize this time period to actively seek out qualified individuals who can assume key management positions to assist the company in attaining its’ stated goals.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2007 reflects cash in the amount of $26,147. As of March 26, 2008, we had $11,004 in cash. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

We do not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that this will be comprised mostly of development and operating expenses including; $25,000 towards software development, $5,000 towards marketing materials and website. Additionally, $20,000 will be needed for general overhead expenses such as for reimbursed expenses, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering after our shares are quoted on the Over the Counter Bulletin Board. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

CASEYCORP ENTERPRISES, INC
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CaseyCorp Enterprises, Inc.

We have audited the accompanying balance sheet of CaseyCorp Enterprises, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the period February 21, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CaseyCorp Enterprises, Inc. at December 31, 2007, and the results of its operations and its cash flows for the period February 21, 2007 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss for the period February 21, 2007 (inception) to December 31, 2007, has had no revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
March 18, 2008

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2007

ASSETS

Current Assets:
Cash	$26,147

Total Current Assets	26,147

Total Assets	$26,147

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,664

Total Current Liabilities	1,664

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	$-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 11,000,000 shares issued and outstanding	1,100
Additional Paid-In Capital	44,700
Deficit Accumulated During the Development Stage	(21,317)

Total Stockholders’ Equity	24,483

Total Liabilities and Stockholders’ Equity	$26,147

The accompanying notes are an integral part of these financial statements.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE PERIOD FEBRUARY 21, 2007 (INCEPTION) TO DECEMBER 31, 2007

Net Revenues		$-

Costs and Expenses:
Professional Fees		17,500
General and Administrative Expenses		2,664
Start Up Costs		1,153

Total Costs and Expenses		21,317

Net Loss	$	(21,317)

Basic and Diluted Loss Per Share	$	( .00)

Weighted Average Common Shares Outstanding		10,644,231

The accompanying notes are an integral part of these financial statements.

CASEYCORP ENTERPRISES, INC..
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FEBRUARY 21, 2007 (INCEPTION) TO DECEMBER 31, 2007

				Deficit
			Additional	Accumulated
	Common Stock		Paid-In	During the
	Shares	Amount	Capital	Development Stage	Total

Balance, February 21, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders at $.0001 Per Share	8,000,000	800	-	-	800

Common Stock Issued to Private Investors at $.015 Per Share	3,000,000	300	44,700	-	45,000

Net Loss for the Period	-	-	-	(21,317)	(21,317)

Balance, December 31, 2007	11,000,000	$1,100	$44,700	$ (21,317)	$24,483

The accompanying notes are an integral part of these financial statements.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FEBRUARY 21, 2007 (INCEPTION) TO DECEMBER 31, 2007

Cash Flows from Operating Activities:
Net Loss	$	(21,317)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities		-
Increase in Accounts Payable		1,664

Net Cash Used in Operating Activities		(19,653)

Cash Flows from Investing Activities:		-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock		45,800

Net Cash Provided by Financing Activities		45,800

Increase in Cash		26,147

Cash – Beginning of Period		-

Cash – End of Period		$26,147

Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-
Income Taxes Paid		$-

The accompanying notes are an integral part of these financial statements.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	Summary of Significant Accounting Policies

Organization

CaseyCorp Enterprises, Inc. (“the Company”) was incorporated on February 21, 2007 under the laws of the State of Nevada. The Company has selected December 31 as its fiscal year.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company intends to develop and distribute advanced surveillance and security products. There is no assurance, however, that the Company will achieve its objectives or goals.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the period ended December 31, 2007.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Loss Per Share

The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as there are no potentially dilutive securities outstanding (options and warrants).

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	Summary of Significant Accounting Policies (Continued)

Research and Development

Research and development costs will be charged to expense in the period incurred. The Company did not incur any research and development costs during the period ended December 31, 2007.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of cash approximates fair value because of the immediate or short-term maturity of this financial instrument.

Recently Issued Accounting Pronouncements

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requirements that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company has considered the SAB 108 to be not material.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s year end 2008, although early adoption is permitted. The Company has considered SFAS 157 to be not material.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	Summary of Significant Accounting Policies (Continued)

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

NOTE 2 -	Going Concern

The Company is a development stage Company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $21,317 for the period February 21, 2007 (inception) to December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. There can be no assurances that the Company will be able to raise the additional funds it requires.

NOTE 3 -	Deferred Offering Costs

Deferred offering costs of $17,500 related to a proposed offering of common stock by the Company were written off as professional fees since such proposed offering was terminated on March 6, 2008.

NOTE 4 -	Common Stock

In February 2007 the Company issued 8,000,000 shares of common stock at $.0001 per share to the two founders of the Company for $800.

In March 2007 the Company sold 3,000,000 shares of common stock at $.015 per share for $45,000 to private investors.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 -	Preferred Stock

The Company’s Board of Directors may, without further action by the Company’s stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock. Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

NOTE 6 -	Income Taxes

At December 31, 2007, the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $21,000, which may be applied against future taxable income, if any, through 2027. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At December 31, 2007, the Company had a deferred tax asset of approximately $8,000 representing the benefit of its net operating loss carryforwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Tate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $8,000 for the period February 21, 2007 to December 31, 2007.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) during the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Internal Controls Over Financial Reporting

During the quarter ended December 31, 2007, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
CaseyCorp’s management, including the chief executive officer and chief financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized CaseyCorp has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

Item 9B. Other Information.

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Positions and Offices Held
Israel Levy 410 Park Avenue 15th Floor New York, NY 10022	29	Director, Chairman, Chief Executive Officer, President and Treasurer

Yehoshua Lustig 410 Park Avenue 15th Floor New York, NY 10022	28	Director and Secretary

Mr. Israel Levy has been our Chairman, Chief Executive Officer, President, Treasurer and a Director since the Company’s inception. Mr. Levy currently owns and operates a small software development firm and has been doing so since the fall of 2001. His area of expertise is assisting start-up medical practices to implement effective surveillance systems. Prior to starting his own consulting business in Jerusalem, Israel, Israel worked as a software programmer at the office of LygroTech in Jerusalem, Israel during the period of 1999 through the summer of 2001.

Mr. Yehoshua Lustig has been our Secretary and a Director since the Company’s inception. Mr. Lustig is currently an accounting tutor to university students in Tel-Aviv and Jerusalem, Israel. Yehoshua has operated in this capacity since the summer of 2003. For two years prior, Yehoshua served as a teaching assistant for high school mathematics. Additionally, Yehoshua intends to return to school on a part-time basis to earn a masters degree in accounting.

There are no familial relationships among any of our directors or officers. None of our directors or officers is a director in any other U.S. reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2007, all reporting persons complied with all applicable Section 16(a) filing requirements.

Auditors

Wolinetz, Lafazan & Company, P.C., an independent registered public accounting firm, is our auditor.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.  Executive Compensation.

Summary Compensation

Since our incorporation on February 21, 2007, we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such. We have no employment agreements with any of our directors or executive officers. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation on February 21, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers. We have no long-term equity incentive plans.

Outstanding Equity Awards

None of our directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on February 21, 2007, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 26, 2008, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 11,000,000 shares of our common stock issued and outstanding as of March 26, 2008. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o CaseyCorp Enterprises, Inc., 410 Park Avenue, 15th Floor, New York NY 10022.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned

Israel Levy	7,500,000	68%

Yehoshua Lustig	500,000	5%

All directors and executive officers as a group (two persons)	8,000,000	73%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 21, 2007 by action taken by our board of directors, we issued 7,500,000 shares of our common stock to Israel Levy, our President, Chief Executive Officer, Chairman, and Director. The shares were issued in consideration for the payment of a purchase price equal to the par value of the shares, $0.0001 per share, which amounted in the aggregate to $750. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. Mr. Levy was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On February 21, 2007 by action taken by our board of directors, we issued 500,000 shares of our common stock to Yehoshua Lustig, our Secretary and Director. The shares were issued in consideration for the payment of a purchase price equal to the par value of the shares, $0.0001 per share, which amounted in the aggregate to $50. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. Mr. Lustig was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

Fiscal Year Ended December 31, 2007
Audit Fees	$15,000
Audit Related Fees	$0
Tax Fees	$0
All Other Fees	$0

As of December 31, 2007, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.  Exhibits. Financial Statement Schedules.

Exhibit	Description

3.1	Articles of Incorporation of Registrant (annexed to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 6, 2007 and incorporated herein by reference)

3.2	By-Laws of Registrant (annexed to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 6, 2007 and incorporated herein by reference)

10.1
Form of Regulation S Subscription Agreement (annexed to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 6, 2007 and incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2008
CASEYCORP ENTERPRISES, INC.

	By:	/s/ Israel Levy
Name: Israel Levy
Title: President, Chief Executive Officer, Chairman, and Director (Principal Executive, Financial, and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2008	By:	/s/ Israel Levy
Name: Israel Levy
Title: President, Chief Executive Officer, Chairman, and Director (Principal Executive, Financial, and Accounting Officer)

Date: March 26, 2008	By:	/s/ Yehoshua Lustig
Name: Yehoshua Lustig
Title: Secretary and Director