Form 10-Q
period 2008-03-31
CASEYCORP ENTERPRISES, INC
filed 2008-05-14
CIK 1413437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

࿠	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-147979

CASEYCORP ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0523910
(State of incorporation)	(IRS Employer ID Number)

410 Park Avenue, 15th Floor
New York, New York 110022
(Address of principal executive offices)

(888) 251-3422
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS
	March 31, 2008	December 31, 2007
	(Unaudited)
Current Assets:
Cash	$6,004	$26,147

Total Current Assets	6,004	26,147

Total Assets	$6,004	$26,147

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$4,459	$1,664

Total Current Liabilities	4,459	1,664

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 11,000,000 shares issued and outstanding	1,100	1,100
Additional Paid-In Capital	44,700	44,700
Deficit Accumulated During the Development Stage	(44,255)	(21,317)

Total Stockholders’ Equity	1,545	24,483

Total Liabilities and Stockholders’ Equity	$6,004	$26,147

The accompanying notes are an integral part of these financial statements.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

		For the Period	For the Period
	For the	February 21, 2007	February 21, 2007
	Quarter Ended	(Inception) to	(Inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

Net Revenues	$-	$-	$-

Costs and Expenses:
Professional Fees	21,450	-	38,950
General and Administrative Expenses	1,488	-	4,152
Start Up Costs	-	-	1,153

Total Costs and Expenses	22,938	-	44,255

Net Loss	$ (22,938)	$-	$ (44,255)

Basic and Diluted Loss Per Share	$ ( .00)	$.00

Weighted Average Common Shares
Outstanding	11,000,000	8,000,000

The accompanying notes are an integral part of these financial statements.

CASEYCORP ENTERPRISES, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FEBRUARY 21, 2007 (INCEPTION) TO MARCH 31, 2008

				Deficit
			Additional	Accumulated
	Common Stock		Paid-In	During the
	Shares	Amount	Capital	Development Stage	Total

Balance, February 21, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders
at $.0001 Per Share	8,000,000	800	-	-	800

Common Stock Issued to Private
Investors at $.015 Per Share	3,000,000	300	44,700	-	45,000

Net Loss for the Period	-	-	-	(21,317)	(21,317)

Balance, December 31, 2007	11,000,000	1,100	44,700	(21,317)	24,483

Net Loss for the Quarter Ended
March 31, 2008 (Unaudited)	-	-	-	(22,938)	(22,938)

Balance, March 31, 2008 (Unaudited)	11,000,000	$1,100	$44,700	$ (44,255)	$1,545

The accompanying notes are an integral part of these financial statements.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

		For the Period	For the Period
	For the	February 21, 2007	February 21, 2007
	Quarter Ended	(Inception) to	(Inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

Cash Flows from Operating Activities:
Net Loss	$ (22,938)	$-	$ (44,255)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable	2,795	-	4,459
Net Cash Used in Operating Activities	(20,143)	-	(39,796)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	45,800

Net Cash Provided by Financing Activities	-	-	45,800

Increase (Decrease) in Cash	(20,143)	-	6,004

Cash - Beginning of Period	26,147	-	-

Cash - End of Period	$6,004	$-	$6,004

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
Stock Subscription Receivable from Founders,
for Issuance of 8,000,000 Shares of Common
Stock	$-	$800	$-

The accompanying notes are an integral part of these financial statements.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	Organization and Basis of Presentation

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company's December 31, 2007 audited Financial Statements and Notes thereto included in the Annual Report on Form 10-K as of such date.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $22,938 for the three months ended March 31, 2008 and a net loss of $44,255 for the period February 21, 2007 (inception) to March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. There can be no assurances that the Company will be able to raise the additional funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 -	Common Stock

In February 2007 the Company issued 8,000,000 shares of common stock at $.0001 per share to the two founders of the Company for $800.

In March 2007 the Company sold 3,000,000 shares of common stock at $.015 per share for $45,000 to private investors.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “CaseyCorp,” Company,” “we,” “our” or “us” refer to CaseyCorp Enterprises, Inc. Unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form SB-2 and Form 10-K, filed with the Securities and Exchange Commission on December 11, 2007 and March 26 2008, respectively. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Liquidity and Capital Resources

Our balance sheet as of March 31, 2008 reflects cash in the amount of 6,004. Cash from inception to date has been sufficient to provide the operating capital necessary to operate to date.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $22,938 for the three months ended March 31, 2008 and a net loss of $44,255 for the period February 21, 2007 (inception) to March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2008.

Item 5.  Other Information.

None

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Israel Levy, the President, Chief Executive Officer, Treasurer and Director (Attached Hereto)

32.1	Section 1350 Certifications of Israel Levy, the President, Chief Executive Officer , Treasurer and Director(Attached Hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEYCORP ENTERPRISES, INC.

Dated: May 14, 2008	By:	/s/ Israel Levy
Name: Israel Levy
Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

By:	/s/ Yehoshua Lustig
Name: Yehoshua Lustig
Title: Secretary and Director