Form 10-Q
period 2008-06-30
CASEYCORP ENTERPRISES, INC
filed 2008-08-11
CIK 1413437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-147979

CASEYCORP ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	98-0523910 (IRS Employer ID Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 8, 2008, 11,000,000 shares of common stock, par value $0.0001 per share, were outstanding.

TABLE OF CONTENTS

Page
PART I
Item 1. Financial Statements	F-1
Item 2. Management’s Discussion and Analysis or Plan of Operation	1
Item 3 Quantitative and Qualitative Disclosures About Market Risk	2
Item 4 Controls and Procedures	2
3
PART II
Item 1. Legal Proceedings
Item IA. Risk Factors	3
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	3
Item 3. Defaults Upon Senior Securities	4
Item 4. Submission of Matters to a Vote of Security Holders	4
Item 5. Other Information	4
Item 6. Exhibits	4

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS
	June 30, 2008	December 31, 2007
Current Assets:	(Unaudited)
Cash	$168	$26,147

Total Current Assest	168	26,147

Total Assets	$168	26,147

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts Payable and Accrued Liabilities	$12	$1,664
Loans Payable	4500	-

Total Current Liabilities	4,215	1,664

Commitments and Contingencies

Stockholders’ Equity (Deficiency):
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 11,000,000 shares issued and outstanding	1,100	1,100
Additional Paid-In Capital	44,700	44,700
Deficit Accumulated During the Development Stage	(50,144)	(21,317)

Total Stockholders’ Equity (Deficiency)	(4,344)	24,483

Total Liabilities and Stockholders’ Equity (Deficiency)	$168	$26,147

The accompanying notes are an integral part of these financial statements.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30, 2008			For the Period February 21, 2007 (Inception) to June 30, 2007	For the Quarter Ended June 30,					For the Period February 21, 2007 (Inception) To June 30, 2008
					2008		2007
Net Revenues		$-		$-		$-		$-		$-

Costs and Expenses:
Professional Fees		26,950		-		5,500		-		44,450
General and Administrative Expenses		1,865		1,145		377		1,145		4,529
Start Up Costs		-		-		-		-		1,153

Total Costs and Expenses		28,815		1,145		5,877		1,145		50,132

Operating Loss		(28,815)		(1,145)		(5,877)		(1,145)		(50,132)

Other Income (Expense):
Interest Expense		(12)		-		(12)		-		(12)

Net Loss	$	(28,827)	$	(1,145)	$	( 5 ,889)	$	(1,145)	$	(50,144)

Basic and Diluted Loss Per Share	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)

Weighted Average Common Shares Outstanding		11,000,000		9,674033		11,000,000		11,000,000

The accompanying notes are an integral part of the financial statements.

CASEYCORP ENTERPRISES, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 21, 2007 (INCEPTION) TO JUNE 30, 2008

	Common Stock		Additional Paid-In		Deficit Accumulated During the		Total
	Shares	Amount	Capital		Development Stage

Balance, February 21, 2007	-	$-	$-		$-		$-

Common Stock Issued to Founders at $.0001 Per Share	8,000,000	800	-		-		800

Common Stock Issued to Private Investors at $.015 Per Share	3,000,000	300	44,700		-		45,000

Net Loss for the Period	-	-	-		(21,317)		(21,317)

Balance, December 31, 2007	11,000,000	1,100	44,700		(21,317)		24,483

Net Loss for the Six Months Ended June 30, 2008 (Unaudited)	-	-	-		(28,827)		(28,827)

Balance, June 30, 2008 (Unaudited)	11,000,000	$1,100	$44,700	$	(50,144)	$	(4,344)

The accompanying notes are an integral part of these financial statements.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2008		For the Period February 21, 2007 (Inception) to June 30, 2007		For the Period February 21, 2007 (Inception) to June 30, 2008
Cash Flows from Operating Activities:
Net Loss	$	(28,827)	$	(1,145)	$	(50,144)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities: Changes in Assets and Liabilities: Increase (Decrease) in Accounts Payable and Accrued Liabilities		(1,652)		-		12

Net Cash Used in Operating Activities		(30,479)		(1,145)		(50,132)

Cash Flows from Investing Activities:		-		-		-

Cash Flows from Financing Activities:
Proceeds of Borrowings		4,500		-		4,500
Proceeds from Sale of Common Stock		-		45,800		45,800

Net Cash Provided by Financing Activities		4,500		45,800		50,300

Increase (Decrease) in Cash		(25,979)		44,655		168

Cash - Beginning of Period		26,147		-		-

Cash - End of Period		$168		$44,655		$168

Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-		$-		$-
Income Taxes Paid		$-		$-		$-

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $28,827 for the six months ended June 30, 2008 and a net loss of $50,144 for the period February 21, 2007 (inception) to June 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

          The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the quarter ended June 30, 2008 the Company borrowed $4,500.  There can be no assurances that the Company will be able to raise the additional funds it requires.

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

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 -                      Deferred Offering Costs

Deferred offering costs of $17,500 related to a proposed offering of common stock by the Company were written offing during the period February 21, 2007 (inception) to December 31, 2007 as professional fees since such proposed offering was terminated on March 6, 2008.

NOTE 4 -                      Loans Payable

Loans payable consist of advances, bearing interest at 8% per annum and due on demand.

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

Going Concern Consideration

For the six months ended June 30, 2008, we incurred a net loss of $28,827 and a net loss of $50,144 for the period February 21, 2007 (inception) to June 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Revenues

We had no revenues for the six months ended June 30, 2008.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2008 reflects cash in the amount of $168. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

None

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2008.

Item 5.                      Other Information.

None

Item 6.                      Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Israel Levy, the President, Chief Executive Officer, Treasurer and Director (attached hereto)

32.1	Section 1350 Certifications of Israel Levy, the President, Chief Executive Officer , Treasurer and Director(attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEYCORP ENTERPRISES, INC.

Dated: August 8, 2008

By:	/s/Israel Levy
Name:	Israel Levy
Title:	President, Chief Executive Officer,
Treasure and Director (Principle Executive, Financial and Accounting Officer)

By: Name: Titlle	/s/Yehoshua Lustig Yehoshua Lustig Secretary and Director