Form 10-Q
period 2008-09-30
CASEYCORP ENTERPRISES, INC
filed 2008-11-19
CIK 1413437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

As of November 18, 2008, there were 11,000,000 shares of registrant’s common stock, par value $0.0001 per share outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	September 30, 2008	December 31, 2007
Current assets:	(Unaudited)
Cash	$79	$26,147

Total current assets	79	26,147

Total assets	$79	$26,147

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued liabilities	$5,012	$1,664
Loans payable	4,590	--

Total current liabilities	9,602	1,664

Commitments and contingencies	--	--

Stockholders’ equity (deficiency):
Preferred stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $.0001 par value; 500,000,000 shares authorized, 11,000,000 shares issued and outstanding	1,100	1,100
Additional paid-in capital	44,700	44,700
Deficit accumulated during the development stage	(55,323)	(21,317)

Total Stockholders’ equity (deficiency)	(9,523)	24,483

Total liabilities and stockholders’ equity (deficiency)	$79	$26,147

The accompanying notes are an integral part of these condensed financial statements.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

				For the period	For the period
	For the period of		For the period of	February 21, 2007	February 21, 2007
	three months		nine months	(inception)	(inception)
	ended		ended	through	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
Net revenues	$--	$--	$--	$--	$--

Costs and expenses:
Professional fees	5,000	--	31,950	--	49,450
General and administrative expenses	89	500	1,954	1,000	4,618
Start up costs	--	458	--	1,103	1,153

Total costs and expenses	5,089	958	33,904	2,103	55,221

Operating loss	(5,089)	(958)	(33,904)	(2,103)	(55,221)

Other expense:
Interest expense	(90)	--	(102)	--	(102)

Net loss	$(5,179)	$(958)	$(34,006)	$(2,103)	$(55,323)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	11,000,000	11,000,000	11,000,000	10,486,486	10,805,792

The accompanying notes are an integral part of the condensed financial statements.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

			For the	For the period	For the period
	For the period of		period of	February 21, 2007	February 21, 2007
	Three months		nine months	(inception)	(inception)
	ended		ended	through	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
Cash flows from operating activities:
Net loss	$(5,179)	$(958)	$(34,006)	$(2,103)	$(55,323)
Adjustments to reconcile net loss
to net cash
used in operating activities:
Changes in assets and
liabilities:
Increase (decrease) in
accounts payable
and accrued liabilities	5,090	--	3,438	--	5,102

Net cash used in
operating activities	(89)	(958)	(30,568)	(2,103)	(50,221)

Cash flows from financing activities:
Proceeds of borrowings	--	--	4,500	--	4,500
Proceeds from sale of common
stock	--	--	--	45,800	45,800
Payments of deferred offering
costs	--	(17,500)	--	(17,500)	--

Net cash provided by (used in)
financing activities	--	(17,500)	4,500	28,300	50,300

Increase (decrease) in cash	(89)	(18,458)	(26,068)	26,197	79

Cash - beginning of period	168	44,655	26,147	--	--

Cash - end of period	$79	$26,197	$79	$26,197	$79

The accompanying notes are an integral part of these condensed financial statements.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -   GENERAL

CaseyCorp Enterprises, Inc. (“the Company”) was incorporated on February 21, 2007 under the laws of the State of Nevada.

The company is focused on developing and distributing advanced surveillance and security products. Currently, due to increased global terrorist threats and crime prevention activities, there is a growing need for technologically advanced security and surveillance products. The Company anticipates providing surveillance and security products to customers through direct sales or distribution of equipment, as well as the installation and maintenance for all of its hardware and software sold.

There is no assurance, however, that the Company will achieve its objectives or goals.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and expenses for the period ended September 30, 2008, and cumulative from inception. Actual results could differ from those estimates made by management

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2008

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008, the carrying value of accrued liabilities and loans approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recently Issued Accounting Pronouncements

SFAS 157 – Fair Value Measurement:
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“FAS 157”). This standard defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2- Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 on January 1, 2008, for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations.
SFAS 159- The Fair Value Option for Financial Assets and Liabilities:
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," which provides a fair value option election that permits entities to irrevocably elect to measure certain financial assets and liabilities (exceptions are specifically identified in the Statement) at fair value as the initial and subsequent measurement attribute, with changes in fair value recognized in earnings as they occur.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The adoption of SFAS No. 159 on January 1, 2008, for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations.

FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement):

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of FSP APB 14-1 to our financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit risk-related. SFAS No. 161 is effective for the Company beginning on January 1, 2009 on a prospective basis. The Company does not expect this standard to have a material impact on the Company’s results of operations or financial condition.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

In December 2007, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 110 (“SAB 110”) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (“SAB 107”) regarding the use of simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for the Company beginning in the first quarter of fiscal year 2008. The Company expects to continue using the simplified method. As a result the Company does not expect the adoption of SAB 110 will have a significant impact on its Financial Statements.

NOTE 3 - DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7.

The Company has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $34,006 for the nine months ended September 30, 2008 and a net loss of $55,323 for the period February 21, 2007 (date of inception) through September 30, 2008.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

The Company is attempting to address its lack of liquidity by raising additional funds. There can be no assurance that sufficient funds will be generated during the next periods or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its planned and intended business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 -    COMMON STOCK

In February 2007 the Company issued 8,000,000 shares of common stock at $.0001 per share to two individuals who are the founders of the Company for proceeds of $800.

In March 2007 the Company sold 3,000,000 shares of common stock at $.015 per share to private investors for proceeds of $45,000.

NOTE 5 -   DEFERRED OFFERING COSTS

Deferred offering costs of $17,500 related to a proposed offering of common stock by the Company were written offing during the period February 21, 2007 (inception) to December 31, 2007 as professional fees since such proposed offering was terminated on March 6, 2008.

NOTE 6 – LOANS PAYABLE

Loans payable consist of advances, bearing interest at 8% per annum and due on demand.

NOTE 7 – AGREEMENT FOR BUSINESS ACQUISITION

On September 23, 2008, the Company entered into an agreement with Picitup Ltd., an Israeli corporation (“Picitup”), and Albumeyes Corp., a Nevada corporation (“Albumeyes”), whereby the Company shall acquire Albumeyes, with the result that Albumeyes shall become a wholly owned subsidiary of the Company. Picitup is a wholly owned subsidiary of Albumeyes.

Albumeyes is a holding company whose primary asset is 100% of the outstanding shares of Picitup. Picitup is a visual search engine which allows images to be searched by their properties and not just by their names or tags.

Pursuant to the September 23, 2008 agreement, the Company shall purchase all of the outstanding shares of Albumeyes. In addition, certain shareholders of Picitup shall purchase shares of Company common stock held by current shareholders of the Company, as well as newly issued shares of the Company, so that at the closing of the transaction, these Picitup shareholders will own approximately 51% of the Company. The agreement also states that current directors and officers of the Company shall resign at the closing.

The closing of this transaction is contingent upon, among other things, shareholder approval of an amendment to the Company's bylaws.

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
However, there is no assurance that the Company will achieve its objectives or goals

Plan of Operation

We are focused on developing and distributing advanced surveillance and security products. We recognize that our current management and Board of Directors do not have sufficient experience in the business of security and surveillance equipment. Accordingly, it is our intention to seek out  people who specialize in this arena. Upon completion of our business plan we will need to raise additional funds to retain the services of professionals. Additionally, we will utilize this time period to actively seek out qualified individuals who can assume key management positions to assist the company in attaining its’ stated goals.

Going Concern Consideration

For the nine months ended September 30, 2008, we incurred a net loss of $34,006 and a net loss of $55,323 for the period February 21, 2007 (date of inception) to September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Revenues

We had no revenues for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2008 reflects cash in the amount of $79. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

We do not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $50,000 in expenses during the next twelve months. We estimate that this will be comprised mostly of development and operating expenses including; $25,000 towards software development, $5,000 towards marketing materials and website. Additionally, $20,000 will be needed for general overhead expenses such as for reimbursed expenses, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering after our shares are quoted on the Over the Counter Bulletin Board. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

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

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A.  RISKS FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2008.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Israel Levy, the President, Chief Executive Officer, Treasurer and Director (attached hereto)

32.1	Section 1350 Certifications of Israel Levy, the President, Chief Executive Officer , Treasurer and Director (attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEYCORP ENTERPRISES, INC.

Dated: November 18, 2008
	By:	/s/ Israel Levy
	Name:	Israel Levy
	Title:	President, Chief Executive Officer,
Treasure and Director (Principle Executive, Financial and Accounting Officer)

	By:	/s/ Yehoshua Lustig
	Name: Title:	Yehoshua Lustig Secretary and Director