Form 10-K
period 2008-12-31
CASEYCORP ENTERPRISES, INC
filed 2009-03-30
CIK 1413437

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $11,250 based upon $0.001 per share which was the last price at which the common equity was issued to non-affiliates in consideration for consulting services rendered to the company, since there is no public bid or ask price.

The number of shares of the issuer’s common stock issued and outstanding as of March 23, 2009 was 11,250,000 shares.

Documents Incorporated By Reference:
None

PART I

Item 1. Business

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

Our Business

CaseyCorp Enterprises, Inc. is a development stage company which was incorporated on February 21, 2007 in the state of Nevada. We have not yet commenced operations, other than developing and trying to execute on our business plan.

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

Competition

The security surveillance industry is highly competitive with numerous large and small companies competing in the same market as the Company.. The products we plan to introduce will encounter strong competition from many other companies, including many with greater financial resources than ours. Among our competitors we include companies such as Vicon Industries, Inc., GVI Security Solutions, Inc. and China Security & Surveillance Technology, INC. As the security surveillance industry market continues to expand, we expect there to be significant competition from companies similar to ours, as well as from larger and more established companies.

Employees

We have no full time employees at this time. All functions, including development, strategy, negotiations and clerical are currently being provided without compensation by our two officers.

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not lease or own any real property. We currently maintain our corporate offices at 410 Park Avenue, 15th Floor, New York, NY 10022. We currently pay rent of $150, on a month to month basis, for this space. We believe that this space will be sufficient until we start generating revenues and need to hire employees.

Item 3. Legal Proceedings.

There are no pending legal proceedings against the Company or which any of the Company’s property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.

During the year ending December 31, 2008, there were no matters which were submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is eligible to be traded on the Over-The-Counter Bulletin Board, under the ticker symbol CCPR. However, there is no established public trading market for our common stock.

Holders

As of March 23, 2009, there were 41 stockholders of record of our common stock.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2008.

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

Overview

Caseycorp Enterprises, Inc. is focused on developing and distributing of advanced surveillance and security products. With adequate funding we feel that we are well positioned to execute our business plan.

Plan of Operation

Over the course of the next twelve month period we plan to continue focusing our efforts on software development with the objective of creating a beta practice management program which will be designed to automate and streamline a number of administrative functions required for operating a medical organization/practice. We recognize that our current management and Board of Directors do not have sufficient business planning experience to create these systems. Accordingly, it is our intention to seek out a consulting firm(s) that specializes in this arena. Upon completion of our business plan we will need to raise additional funds to retain the services of professionals. Additionally, we will utilize this time period to actively seek out qualified individuals who can assume key management positions to assist the company in attaining its stated goals.

Results of Operations

We are a development stage company and have not generated any revenues to date. Our expenses in the year ended December 31, 2008 amounted to $40,882, as compared to $21,317 in the period from February 21, 2007 (inception) to December 31, 2007. Expenses in 2008 included $37,529 in professional fees, incurred in connection with the preparation of our financial statements and $3,353 of miscellaneous other expenses.

Our net loss in the year ended December 31, 2008, amounted to $41,074, as compared to $21,317 in the period from February 21, 2007 (inception) to December 31, 2007.

Liquidity and Capital Resources

We had no cash at December 31, 2008, as compared to cash in the amount of $26,147 at December 31, 2007. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. As of the date hereof, we do not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $100,000 in expenses during the next twelve months of operations. We estimate that this will be comprised mostly of development and operating expenses including; $75,000 towards software development, $5,000 towards marketing materials and website. Additionally, $20,000 will be needed for general overhead expenses such as for reimbursed expenses, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

CASEYCORP ENTERPRISES, INC
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Page

Reports of Independent Registered Public Accounting Firms	F-1 – F-2
Financial Statements:
Balance Sheets as of December 31, 2008 and 2007	F-3
Statements of Operations for the year ended December 31, 2008, for the period commencing February 21, 2007 (inception) to December 31, 2007 and for the period commencing February 21, 2007 (inception) to December 31, 2008

F-4
Statements of Stockholders’ Equity for the year ended December 31, 2008 and for the period commencing February 21, 2007 (inception) to December 31, 2007	F-5
Statements of Cash Flows for the years ended December 31, 2008, for the period commencing February 21, 2007 (inception) to December 31, 2007 and for the period commencing February 21, 2007 (inception) to December 31, 2008

F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Caseycorp Enterprises, Inc.

We have audited the accompanying balance sheet of Caseycorp Enterprises, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2008 and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

The balance sheet as of December 31, 2007 and the statement of operations, changes in stockholders’ deficit and cash flows of the company for the period then ended were audited by other auditors whose unqualified opinion on those financial statements was rendered on March 18, 2008 and whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for the year 2007, is based solely on the report of other auditors. Those financial statements include an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a “going concern.”

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caseycorp Enterprises, Inc. at December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss for the period February 21, 2007 (inception) to December 31, 2008, has had no revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Barzily & Co.
Jerusalem, Israel
March 23, 2009

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

/s/ WOLINETZ, LAFAZAN & COMPANY, P.C.
Rockville Centre, New York
March 18, 2008

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	At December 31,	At December 31,
	2008	2007
Current assets:
Cash	$--	$26,147
Total current assets	--	26,147

Total assets	$--	$26,147

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable and accrued liabilities	$12,091	$1,664
Loans payable	4,500	--
Total current liabilities	16,591	1,664

Commitments and contingencies	--	--

Stockholders' equity (deficiency):
Preferred stock, $0.0001 par value; 5,000,000
shares authorized, none issued and outstanding
Common stock, $0.0001 par value; 500,000,000
shares authorized, 11,000,000 shares issued
and outstanding	1,100	1,100
Additional paid-in capital	44,700	44,700
Deficit accumulated during the development stage	(62,391)	(21,317)
Total stockholders' equity (deficiency)	(16,591)	24,483

Total liabilities and stockholders' equity (deficiency)	$--	$26,147

The accompanying notes are an integral part of these financial statements.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		For the period	For the period
		February 21, 2007	February 21, 2007
	For the year	(inception)	(inception)
	ended	to	to
	December 31,	December 31,	December 31,
	2008	2007	2008
Net revenues	$--	$--	$--

Costs and expenses:
Professional fees	37,529	17,500	55,029
General and administrative expenses	3,353	2,664	6,017
Start up costs		1,153	1,153
Total costs and expenses	40,882	21,317	62,199

Operating loss	(40,882)	(21,317)	(62,199)

Other expense:
Interest expense	(192)	--	(192)

Net loss	$(41,074)	$(21,317)	$(62,391)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	11,000,000	10,644,231	10,832,106

The accompanying notes are an integral part of these financial statements.

CASEYCORP ENTERPRISES, INC..
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLERS’ EQUITY (DEFICIENCY)

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	shares	amount	capital	stage	Total

Balance at February 21, 2007		$--	$--	$--	$--

Common stock issued to founders
at $0.0001 per share	8,000,000	800	--	--	800

Common stock issued to private
investors at $0.015 per share	3,000,000	300	44,700	--	45,000

Net loss for the period				(21,317)	(21,317)

Balance at December 31, 2007	11,000,000	$1,100	$44,700	$(21,317)	$24,483

Net loss for year ended December 31, 2008	--	--	--	(41,074)	(41,074)

Balance at December 31, 2008	11,000,000	$1,100	$44,700	$(62,391)	$(16,591)

The accompanying notes are an integral part of these financial statements.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the period	For the period
		February 21, 2007	February 21, 2007
	For the year	(inception)	(inception)
	ended	to	to
	December 31,	December 31,	December 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(41,074)	$(21,317)	$(62,391)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in assets and liabilities:
Increase in accounts payable
and accrued liabilities	10,427	1,664	12,091

Net cash used in operating activities	(30,647)	(19,653)	(50,300)

Cash flows from financing activities:
Proceeds of borrowings	4,500	--	4,500
Proceeds from sale of common stock	--	45,800	45,800

Net cash provided by financing activities	4,500	45,800	50,300

Increase (decrease) in cash	(26,147)	26,147	--

Cash - beginning of period	26,147	--	--

Cash - end of period	$--	$26,147	$--

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America.

We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and expenses for the period then ended, and cumulative from inception. Actual results could differ from those estimates made by management

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less at the date acquired to be cash equivalents.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the year ended December 31, 2008

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary to reduce the amount of deferred tax assets to their estimated realizable value.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2008, the carrying value of accrued liabilities and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

FSP No. 157-3: Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157-3”):

In October 2008, the FASB issued FSP No. 157-3, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgments. FSP No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP No. 157-3 did not have a material impact on the Company.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

SFAS 159- The Fair Value Option for Financial Assets and Liabilities:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which provides a fair value option election that permits entities to irrevocably elect to measure certain financial assets and liabilities (exceptions are specifically identified in the Statement) at fair value as the initial and subsequent measurement attribute, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The adoption of SFAS No. 159 on January 1, 2008, for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations.

FSP FAS 133-1 and FIN 45-4: Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No.45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP No. FAS 133-1 & FIN 45-4” or “the FSP”):.

In September 2008, the FASB issued the FSP to address the concerns of financial statement users that existing disclosure requirements under SFAS No. 133 do not adequately reflect the potential adverse effects of changes in credit risk on the financial statements of the sellers of credit derivatives. FSP No. FAS 133-1 & FIN 45-4 requires disclosure of additional information about these potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of sellers of credit derivatives. The disclosures are required for all credit derivatives, whether freestanding or embedded in a hybrid instrument. The FSP also amends FIN No. 45 to require additional disclosure about the current status of the payment performance risk of a guarantee. This new disclosure applies to all guarantees, not just those related to credit risk. The provisions in the FSP are effective for reporting periods ending after November 15, 2008, or December 31, 2008. The Company has reviewed the impact of FSP FAS 133-1 and FIN 45-4 and determined that it is not applicable for the Company.

FSP No. FAS 140-4 and FIN 46(R)-8: Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP No. FAS 140-4 & FIN 46(R)-8”).

In December 2008, the FASB issued FSP No. FAS 140-4 & FIN 46(R)-8, which expands the required disclosures pertaining to an enterprise’s involvement with VIEs and is intended to provide more transparent information related to that involvement. The new disclosure requirements include additional information regarding consolidated VIEs as well as a requirement for sponsors of a VIE to disclose certain information even if they do not hold a

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

significant financial interest in the VIE. FSP No. FAS 140-4 & FIN 46(R)-8 is effective for reporting periods ending after December 15, 2008 but there was no material impact to the Company disclosures.

The following accounting standards have been issued, but as of December 31, 2008 are not yet effective and have not been adopted by the Company.

SFAS No. 141(revised 2007): Business Combinations (“SFAS No. 141(R)”) and SFAS No. 160: Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”):

In December 2007, the FASB issued SFAS No. 141(R) and SFAS No. 160. SFAS No. 141(R) will significantly change how business acquisitions are accounted for at the acquisition date and in subsequent periods. The standard changes the accounting for the business combination at the acquisition date to a fair value based approach rather than the cost allocation approach currently used. Other differences include changes in the accounting for acquisition related costs, contingencies and income taxes. SFAS No. 160 changes the accounting and reporting for minority interests, which will be classified as a component of equity and will be referred to as noncontrolling interests. SFAS No. 141(R) and SFAS No. 160 will be effective for public companies for fiscal years beginning on or after December 15, 2008. SFAS No. 141(R) and SFAS No. 160 will be applied prospectively, except for the presentation and disclosure requirements in SFAS No. 160 for existing minority interests which will require retroactive adoption. Early adoption is prohibited. The Company has reviewed the future impact of SFAS No. 141(R) and SFAS No. 160 and determined that is not applicable for the Company.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”):

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
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

SFAS No 162: The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”):

In May 2008, the FASB issued SFAS No. 162, which identifies the framework, or hierarchy for selecting accounting principles to be used in preparing financial statements presented in conformity with U.S. GAAP. SFAS No. 162 amends the existing U.S. GAAP hierarchy established and set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement of Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (“SAS 69”). The framework serves as a guide in determining the appropriate accounting treatment to be used for a transaction or event. The Company does not expect SFAS No. 162 to have an impact on the Company’s current accounting practices. The Standard will become effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

FSP No. FAS 142-3: Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”):

In April 2008, the FASB issued FSP No. FAS 142-3, which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, January 1, 2009 for the Company, and is to be applied prospectively. Early adoption is prohibited. The Company has not completed its analysis of the potential impact of FSP No. 142-3, but does not believe the adoption will have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

EITF 08-3: Accounting by Lessees for Maintenance Deposits (“EITF 08-3”):

In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF 08-3, which clarifies how a lessee accounts for nonrefundable maintenance deposits. Under EITF 08-3, nonrefundable maintenance deposits will be recorded as a deposit asset and as reimbursable maintenance is performed by the lessee, the underlying maintenance is expensed or capitalized in accordance with the lessee’s accounting policy. EITF 08-3 is effective for the Company beginning on January 1, 2009. Early adoption is not permitted. The effect of adoption will be reflected as a change in accounting principle through a cumulative effect adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently reviewing the potential impact of EITF 08-3, but at this time does not believe it will have a material impact on the Company’s financial statements.

FSP No. FAS 132(R)-1: Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”):

In December 2008, the FASB issued FSP No. FAS 132(R)-1, which provides guidance regarding an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP is effective for fiscal years ending after December 15, 2009, or the year ending December 31, 2009 for the Company. The Company has reviewed FAS 132 (R) and determined is not applicable for the Company.

EITF 08-6: Equity Method Investment Accounting Considerations (“EITF 08-6”):

In November 2008, EITF 08-6 was issued. This Issue clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 makes certain amendments to APB 18. The Company does not expect EITF 08-6 to have a significant impact on current practice. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, consistent with the effective dates of Statement 141(R) and Statement 160.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage activities and Going Concern

The Company is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7.

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $41,074 for the year ended December 31, 2008 and a net loss of $62,391 for the period February 21, 2007 (date of inception) through December 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 - COMMON STOCK

In February 2007 the Company issued 8,000,000 shares of common stock at $.0001 per share to two individuals who are the founders of the Company for proceeds of $800.

In March 2007 the Company sold 3,000,000 shares of common stock at $.015 per share to private investors for proceeds of $45,000.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - DEFERRED OFFERING COSTS

Deferred offering costs of $17,500 related to a proposed offering of common stock by the Company were written offing during the period February 21, 2007 (inception) to December 31, 2007 as professional fees since such proposed offering was terminated on March 6, 2008.

NOTE 5 – LOANS PAYABLE

Loans payable bear interest at 8% per annum and due on demand.

NOTE 6 – AGREEMENT FOR BUSINESS ACQUISITION

On September 23, 2008, the Company entered into an agreement with Picitup Israel Ltd., an Israeli corporation (“Picitup”), and Albumeyes Corp., a Nevada corporation (“Albumeyes”), whereby the Company shall acquire Albumeyes, with the result that Albumeyes shall become a wholly owned subsidiary of the Company. Picitup is a wholly owned subsidiary of Albumeyes.

Albumeyes is a holding company whose primary asset is 100% of the outstanding shares of Picitup. Picitup is a visual search engine which allows images to be searched by their properties and not just by their names or tags.

Pursuant to the September 23, 2008 agreement, the Company was to purchase all of the outstanding shares of Albumeyes. In addition, certain shareholders of Picitup were to purchase shares of Company common stock held by current shareholders of the Company, as well as newly issued shares of the Company, so that at the closing of the transaction, these Picitup shareholders will own approximately 51% of the Company. The agreement also stated that current directors and officers of the Company shall resign at the closing.

The closing of this transaction was contingent upon, among other things, shareholder approval of an amendment to the Company’s bylaws. As of December 31, 2008 the agreement has ceased from being effective and no acquisition actually took place.

NOTE 7 – SUBSEQUENT EVENT

In January 2009 the Company issued 250,000 shares of its common stock to service providers in consideration of services rendered totaling $250.

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A (T). Controls and Procedures.

(a) Conclusions Regarding Disclosure Controls and Procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2008, and, based on their evaluation, as of the end of such period, our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report.

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

          • Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

          • Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

          • Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by the Annual Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Positions and Offices Held
Israel Levy 410 Park Avenue 15th Floor New York, NY 10022	30	Director, Chairman, Chief Executive Officer, President and Treasurer
Yehoshua Lustig 410 Park Avenue 15th Floor New York, NY 10022	29	Director and Secretary

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

Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2008, all reporting persons complied with all applicable Section 16(a) filing requirements.

Auditors

Barzily & Co., an independent registered public accounting firm, is our auditor.

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

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

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

Compensation of Directors

Since our inception, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 23, 2009, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 11,250,000 shares of our common stock issued and outstanding as of March 23, 2009. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Caseycorp Enterprises, Inc., 410 Park Avenue, 15th Floor, New York NY 10022.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned

Israel Levy	7,500,000	67%

Yehoshua Lustig	500,000	4%

All directors and executive officers as a group (two persons)	8,000,000	71%
5% stockholders	0	0%
All directors, executive officers and 5% stockholders as a group (two persons)	8,000,000	71%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

None

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

Item 14. Principal Accounting Fees and Services.

From February 21, 2007 and through the subsequent periods for fiscal year ended December 31, 2007, and for the three and six month periods ended March 31, 2008 and June 30, 2008, respectively, our principal independent auditor was Wolinetz, Lafazan & Company, P.C. (“Wolinetz”)

From November 12, 2008 and as of today our principal independent auditor is Barzily & Co.

The following are the services provided and the amount billed:

Audit fees

The aggregate fees billed by Wolinetz for professional services rendered for the review of the Company’s financial statements included in the Company’s Quarterly Reports on Form 10-Q for the three and six month periods ended March 31, 2008 and June 30, 2008 respectively, during fiscal years 2008 were $4,500.

The aggregate fees billed or to be billed by Barzily for professional services rendered for the audit of the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2008, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the nine month period ended September 30, 2008, during fiscal years 2008 were $6,000.

Audit related fees

Other than the fees described under the caption “Audit Fees” above, Wolinetz and Barzily did not bill any fees for services rendered to us during fiscal years 2008 for assurance and related services in connection with the audit or review of our financial statements.

Tax fees

There were no fees billed by Wolinetz or Barzily for tax services rendered during the fiscal year ended December 31, 2008.

All other fees

There were no fees billed by Wolinetz or Barzily for other professional services rendered during the period for fiscal years ended December 31, 2008

PRE-APPROVAL OF SERVICES

We do not have an audit committee. Our Board of Directors pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides our Board of Directors with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Board of Directors before the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the Board of Directors before the audit commences.

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

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2009
CASEYCORP ENTERPRISES, INC.

	By:	/s/ Israel Levy
Name: Israel Levy
Title: President, Chief Executive Officer, Chairman, and Director (Principal Executive, Financial, and Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2009	By:	/s/ Israel Levy
Name: Israel Levy
Title: President, Chief Executive Officer, Chairman, and Director (Principal Executive, Financial, and Accounting Officer)

Date: March 23, 2009	By:	/s/ Yehoshua Lustig
Name: Yehoshua Lustig
Title: Secretary and Director