Form 10-Q
period 2009-03-31
CASEYCORP ENTERPRISES, INC
filed 2009-05-13
CIK 1413437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

As of May 13, 2008, there were 11,250,000 shares of registrant’s common stock, par value $0.0001 per share outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS
	At March 31, 2009 (Unaudited $)	At December 31, 2008 (Audited $ )
Current assets:
Cash and cash equivalents	--	--
Total current assets	--	--

Total assets	--	--

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued liabilities	16,481	12,091
Loans payable	4,500	4,500
Total current liabilities	20,981	16,591

Stockholders' deficiency:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.0001 par value; 500,000,000 shares authorized, 11,250,000 and 11,000,000 shares, respectively, issued and outstanding	1,125	1,100
Additional paid-in capital	44,925	44,700
Deficit accumulated during the development stage	(67,031)	(62,391)
Total stockholders' deficiency	(20,981)	(16,591)

Total liabilities and stockholders' deficiency	--	--

The accompanying notes are an integral part of these condensed financial statements.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the period of three months ended March 31, 2009 $	For the period of three months ended March 31, 2008 $	For the period February 21, 2007 (inception) through March 31, 2009 $
Costs and expenses:
Professional fees	3,500	21,450	58,529
General and administrative expenses	1,050	1,488	7,067
Start up costs	--	--	1,153
Total costs and expenses	4,550	22,938	66,749

Operating loss	(4,550)	(22,938)	(66,749)

Other expenses:
Interest expenses	(90)	--	(282)

Net loss	(4,640)	(22,938)	(67,031)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per share	11,192,778	11,000,000	10,874,317

The accompanying notes are an integral part of the condensed financial statements.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the period of three months ended March 31, 2009 $	For the period of three months ended March 31, 2008 $	For the period February 21, 2007 (inception) to March 31, 2009 $
Cash flows from operating activities:
Net loss	(4,640)	(22,938)	(67,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for professional services	250	--	250
Changes in assets and liabilities:
Increase in accounts payable and accrued liabilities	4,390	2,795	16,481

Net cash used in operating activities	--	(20,143)	(50,300)

Cash flows from financing activities:
Proceeds of borrowings	--	--	4,500
Proceeds from sale of common stock	--	--	45,800

Net cash provided by financing activities	--	--	50,300

Decrease in cash and cash equivalents	--	(20,143)	--

Cash and cash equivalents - beginning of period	--	26,147	--

Cash and cash equivalents - end of period	--	6,004	--

The accompanying notes are an integral part of these condensed financial statements.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

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

There is no assurance, however, that the Company will achieve its objectives or goals. See Note 3.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 30, 2009.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009, and expenses for the period ended March 31, 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

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

Basic and diluted loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2009.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary to reduce the amount of deferred tax assets to their estimated realizable value.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2009, the carrying value of accrued liabilities and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

Recently Issued Accounting Pronouncements

SFAS 157 – Fair Value Measurement:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“FAS 157”). This standard defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2- Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The company believes that the adoption of SFAS No. 157 will not have an impact on the Company’s financial position or results of operations.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

SFAS 159- The Fair Value Option for Financial Assets and Liabilities:

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," which provides a fair value option election that permits entities to irrevocably elect to measure certain financial assets and liabilities (exceptions are specifically identified in the Statement) at fair value as the initial and subsequent measurement attribute, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The adoption of SFAS No. 159 on January 1, 2008, for financial assets and liabilities did not have an impact on the Company’s financial position or results of operations.

SFAS No. 141(revised 2007): Business Combinations ("SFAS No. 141(R)") and SFAS No. 160: Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"):

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

SFAS No. 141(R) and SFAS No. 160 will be effective for public companies for fiscal years beginning on or after December 15, 2008. SFAS No. 141(R) and SFAS No. 160 will be applied prospectively, except for the presentation and disclosure requirements in SFAS No. 160 for existing minority interests which will require retroactive adoption. Early adoption is prohibited.  SFAS No. 141(R) and SFAS No. 160 are not applicable for the Company.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”):
In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit risk-related. SFAS No. 161 is effective for the Company beginning on January 1, 2009 on a prospective basis. The adoption did not impact on the Company’s results of operations or financial condition.

SP No. FAS 142-3: Determination of the Useful Life of Intangible Assets ("FSP No. FAS 142-3"):

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

The FSP also requires enhanced disclosures when an intangible asset's expected future cash flows are affected by an entity's intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, January 1, 2009 for the Company, and is to be applied prospectively. Early adoption is prohibited. The Company does not believe that the adoption of FSP No. 142-3 will have an impact on the Company's financial condition, results of operations, or cash flows.

EITF 08-3: Accounting by Lessees for Maintenance Deposits ("EITF 08-3"):

In June 2008, the Emerging Issues Task Force ("EITF") issued EITF 08-3, which clarifies how a lessee accounts for nonrefundable maintenance deposits. Under EITF 08-3, nonrefundable maintenance deposits will be recorded as a deposit asset and as reimbursable maintenance is performed by the lessee, the underlying maintenance is expensed or capitalized in accordance with the lessee's accounting policy. EITF 08-3 is effective for the Company beginning on January 1, 2009.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

Early adoption is not permitted. The effect of adoption will be reflected as a change in accounting principle through a cumulative effect adjustment to the opening balance of retained earnings in the year of adoption. The adoption of EITF 08-3 did not have an impact on the Company's financial statements.

FSP No. 157-3: Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP No. 157-3"):

In October 2008, the FASB issued FSP No. 157-3, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgments. FSP No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP No. 157-3 did not have an impact on the Company.

FSP No. FAS 132(R)-1: Employers' Disclosures about Postretirement Benefit Plan Assets ("FSP No. FAS 132(R)-1"):

In December 2008, the FASB issued FSP No. FAS 132(R)-1, which provides guidance regarding an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP is effective for fiscal years ending after December 15, 2009, or the year ending December 31, 2009 for the Company. The Company has reviewed FAS 132 (R) and determined is not applicable for the Company.

FAS 115-2 and FAS 124-2 - Recognition and Presentation of Other-Than-Temporary Impairments:

In April 2009, the FASB Issued FAS No. 115-2 and FAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 157-4 and FSP FAS 115-2/FAS 124-2 must be adopted at the same time.

FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, and it will have no impact on the Company’s financial statements.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

FAS 157-4 - Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly:

In April 2009, the FASB Issued FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS No. 157-4 is effective for interim reporting periods ending after June 15, 2009. The company believes that it will not have an impact on it’s financial statements.

NOTE 3 - DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7.

The Company has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $4,640 for the three month period ended March 31, 2009 and a net loss of $67,031 for the period February 21, 2007 (date of inception) through March 31, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4 -    OTHER SIGNIFICANT CURRENT PERIOD EVENTS

In January 2009 the Company issued 250,000 shares of its common stock to service providers in consideration of services rendered totaling $250.

CASEYCORP ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – LOANS PAYABLE

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

Going Concern Consideration

For the three months ended March 31, 2009, we incurred a net loss of $4,640 and a net loss of $67,031 for the period February 21, 2007 (date of inception) to March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Revenues

We had no revenues for the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2009 we had no cash. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

We do not have sufficient resources to effectuate our business plan. We expect to incur a minimum of $50,000 in expenses during the next twelve months. We estimate that this will be comprised mostly of development and operating expenses including; $25,000 towards software development, $5,000 towards marketing materials and website. Additionally, $20,000 will be needed for general overhead expenses such as for reimbursed expenses, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We might do so by selling additional equity or debt securities or obtain a credit facility.

The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Incurring indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 or the Exchange Act under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.
Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2009, the Company made no changes in the control procedures related to financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or, to the Company’s knowledge, in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 1A.  RISKS FACTORS.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2009.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

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

Dated: May 13, 2009
	By:	/s/ Israel Levy
	Name:	Israel Levy
	Title:	President, Chief Executive Officer,
Treasure and Director (Principle Executive, Financial and Accounting Officer)

	By:	/s/ Yehoshua Lustig
	Name: Title:	Yehoshua Lustig Secretary and Director