Form 10-Q
period 2009-06-30
CASEYCORP ENTERPRISES, INC
filed 2009-08-19
CIK 1413437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

As of August 14, 2009, there were 16,875,000 shares of registrant’s common stock, par value $0.0001 per share outstanding.

TABLE OF CONTENTS

CASEYCORP ENTERPRISES INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$116,347	$-
Accounts receivable	416,643	-

Total current assets	532,990	-

Goodwill	810,000	-

Total assets	$1,342,990	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$20,147	$12,091
Accounts payable - related party	488,899	-
Income taxes payable	16,206	-
Loan payable	4,500	4,500

Total current liabilities	529,752	16,591

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.0001 par value;
5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value;
500,000,000 shares authorized; 16,875,000
and 11,000,000 issued and outstanding, respectively	1,688	1,100
Additional paid-in capital	854,363	44,700
Accumulated deficit	(42,812)	(62,391)

Total stockholders' equity (deficiency)	813,238	(16,591)

Total liabilities and stockholders' equity (deficiency)	$1,342,990	$-

See Notes to Condensed Consolidated Financial Statements.

CASEYCORP ENTERPRISES INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$8,010,768	$-	$8,010,768	$-

Cost of sales	7,949,257	-	7,949,257	-

Gross profit	61,511	-	61,511	-

General and administrative expenses	25,546	28,815	20,996	5,877

Income (loss) from operations	35,965	(28,815)	40,515	(5,877)

Interest expense	(180)	(12)	(90)	(12)

Net income (loss) before provision of taxes	35,785	(28,827)	40,425	(5,889)

Provision for income taxes	16,206	-	16,206	-

Net income (loss)	$19,579	$(28,827)	$24,219	$(5,889)

Basic and diluted loss per share:	$0.00	$(0.00)	0.00	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	12,689,917	11,000,000	14,155,220	11,000,000

See Notes to Condensed Consolidated Financial Statements.

CASEYCORP ENTERPRISES INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$19,579	$(28,827)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Stock based compensation	250	-
Increase (decrease) in operating assets:
Accounts receivable	(416,643)	-
Prepaid expenses and other current assets	-	-
(Increase) decrease in operating liabilities:
Accounts payable	8,056	(1,652)
Accounts payable - related party	488,899	-
Income taxes payable	16,206	-

Net cash provided by (used )in operating activities	116,347	(30,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing	-	4,500

Net cash provided by financing activities	-	4,500

INCREASE (DECREASE) IN CASH	116,347	(25,979)

CASH - BEGINNING OF PERIOD	-	26,147

CASH - END OF PERIOD	$116,347	$168

Schedule of non-cash investing and financing transaction:
Issuance of common stock for acquisition of subsidiary	$810,000	$-

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See Notes to Condensed Consolidated Financial Statements.

CASEYCORP ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Caseycorp Enterprises, Inc. (the “Company”) was incorporated on February 21, 2007 under the laws of the State of Nevada. The Company originally planned to focus on developing and distributing advanced surveillance and security products.   On May 14, 2009, the Company acquired ESM Refiners, Inc. ("ESM") a newly organized New York corporation formed to enter into the business of being a wholesale buyer and seller of gold and diamonds. The Company acts as a middleman aggregating gold and diamonds, which is purchased primarily from retail jewelers (who have purchased gold from customers) and selling it to refiners. Following the consummation of the acquisition, ESM became a wholly-owned subsidiary of the Company and the Company adopted the business of ESM.

NOTE 2 – ACQUISITION

On May 14, 2009, pursuant to a Stock Purchase Agreement, the Company acquired ESM.  The total consideration for the acquisition of ESM was 5,625,000 shares of the Company’s common stock valued at $810,000. The fair value of the acquisition was determined using a discounted cash flow analysis based upon projected financial information of the ESM business.

The transaction was accounted for as a purchase and the entire consideration was allocated to goodwill.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 30, 2009.

We have evaluated subsequent events, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 165 “Subsequent Events,” through the date that the financial statements were issued on August 19, 2009.

Use of Estimates

These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates we use to prepare the consolidated financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts based upon management's analysis of the collectivity of the balances.  At June 30, 2009, management believed that no allowance was necessary.

Revenue Recognition

Revenue is recognized upon the shipment of merchandise to the customer, subject to the following criteria: (i) persuasive evidence of an arrangement exists, (ii) the selling price is fixed and determinable and (iii) no significant obligations remain to the Company and collection of the related receivable is reasonable assured.

Basic and Diluted Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued and outstanding as of June 30, 2009.

CASEYCORP ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments, consisting primarily of accounts receivable, accounts payable and accrued expenses, accounts payable – related party and loans payable, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

Goodwill

Goodwill consists of the excess of cost over net assets acquired of ESM. Under the provisions of SFAS no. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company will perform its first impairment test in the fourth quarter of 2009.

Recently Issued Accounting Pronouncements

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board’s ("FASB") Staff Position 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the delayed items of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” ("SFAS 168"). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect adoption to have a material impact on our consolidated financial statements.

Effective January 1, 2009, the Company adopted FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3").  FSP 142-3 amends FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. The adoption did not have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 - DEVELOPMENT STAGE

From inception through the first quarter of 2009, the Company was in the development stage as it had not yet commenced planned principal operations. SFAS No. 7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.  In the second quarter of 2009, commencing with the acquisition of ESM, the Company was no longer in the development stage.

NOTE 5 – ACCOUNTS PAYABLE – RELATED PARTY

On May 14, 2009, the Company entered into an exclusive purchasing agreement with Ed & Serge Gold and Diamond, Inc. (“ESGD”), an entity wholly-owned by one of the Company’s stockholders. Under the agreement, ESGD has agreed not to sell any gold and diamonds to any other party other than ESM. ESM retains the right, however, to purchase from other vendors. Under the agreement, ESGD has agreed to invoice the Company at cost plus .05% on daily sales of up to $250,000 and .025% of daily sales over on amounts over $250,000. The agreement is for five years and automatically renews for additional one year periods unless notified by either party. All of the merchandise purchased that were made by the Company for the six and three months ended June 30, 2009 were from ESGD.  At June 30, 2009, the Company owed ESGD $488,889.

CASEYCORP ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – LOANS PAYABLE

Loans payable consist of advances, bearing interest at 8% per annum and due on demand.

NOTE 7 – CAPITAL TRANSACTIONS

In January 2009, the Company issued 250,000 shares of its common stock to service providers in consideration of services rendered totaling $250.

On May 14, 2009, the Company issued 5,625,000 shares of its common stock to acquire ESM.  See Note 2.

NOTE 8 – SALES AND MAJOR CUSTOMERS

Two customers accounted for 82.7% and 13.5% of total revenues for the six and three months ended June 30, 2009.   At June 30, 2009, these two customers accounted for 83.2% and 14.4% of accounts receivable.

NOTE 9 - EMPLOYMENT AGREEMENT

On May 14, 2009, the Company appointed Eduard Musheyev as President. In connection with his appointment, the Company and Mr. Musheyev entered into a five-year employment agreement pursuant to which Mr. Musheyev will be paid an annual base salary of $120,000 provided that, in the event, the Company, as measured on a year to date basis, has a negative net income, the base salary will be accrued and not paid until the Company has a positive net income.  Mr. Musheyev is also entitled to bonuses, as determined from time to time by the Company's board of directors, based on the Company's profitability and earnings goals, as to be determined in a bonus plan to be adopted by the board of directors.

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

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include matters relating to the business and financial condition of any company we acquire. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

Caseycorp Enterprises, Inc. (the “Company”) was incorporated on February 21, 2007 under the laws of the State of Nevada. The Company originally planned to focus on developing and distributing advanced surveillance and security products.   On May 14, 2009, the Company acquired ESM Refiners, Inc. ("ESM") a newly organized New York corporation formed to enter into the business of being a wholesale buyer and seller of gold and diamonds.  The Company acts as a middleman aggregating gold and diamonds, which is purchased primarily from retail jewelers (who have purchased gold from customers) and selling it to refiners at a mark up ranging from .75% to .95%.  Following the consummation of the acquisition, ESM became a wholly-owned subsidiary of the Company and the Company adopted the business of ESM.

Results of Operations

Revenues

Revenues for the six and three month periods ended June 30, 2009 were $8,010,768. We sell scrap gold primarily to two refiners which accounted for 83% and 13.5% of total revenues for the periods.  The Company had no revenues in the respective 2008 periods.

Cost of Sales and Gross Profit

Our cost of sales represent the cost of purchasing gold which we then aggregate and sell to refiners.  Cost of sales for the six and three month periods ended June 30, 2009 were $7,949,257.   The gross profit for the six and three month periods amounted to $61,511 or 0.8% of revenue.

General and Administrative

General and administrative expenses for the six and three month periods ended June 30, 2009 were $25,546 and $20,996 which are primarily rent, payroll and professional fees.  General and administrative expenses for the six and three month periods ended June 30, 2008 were $28,815 and $5,877 which were primarily professional fees incurred to enable the Company to satisfy the requirements of a reporting company.

Liquidity and Capital Resources

As of June 30, 2009, we had cash of $116,347 which was a result of cash provided exclusively from operating activities.  Management believes that cash on hand, plus anticipated revenue will be sufficient to support our operations through the end of 2009; provided that, in the event that that Company shall acquire additional products or subsidiaries, we may require significant amounts of additional capital sooner than the end of 2009. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Incurring indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

The statement made above relating to the adequacy of our working capital is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. The statements that express the “belief,” “anticipation,” “plans,” “expectations,” “will” and similar expressions are intended to identify forward-looking statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES.

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

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2009.

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

ITEM 1A.  RISKS FACTORS.

Not required of smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On May 14, 2009, the Company issued 5,625,000 newly issued shares of the Company’s common stock to Eduard Musheyev as consideration for the purchase of all of the issued and outstanding capital stock of ESM. This transaction was not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering.  These securities were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Act or in compliance with an exemption.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2009.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.
Exhibit No.	Description
31.1	PEO and PFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PEO and PFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEYCORP ENTERPRISES, INC.

Dated: August 19, 2009		Eduard Musheyev
	By:	/s/ Eduard Musheyev
	Name:	Eduard Musheyev
	Title:	President, Chief Executive Officer,
and Director (Principle Executive, Financial and Accounting Officer)