Form 10-Q
period 2009-09-30
CASEYCORP ENTERPRISES, INC
filed 2009-11-16
CIK 1413437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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
(888) 251-3422
(Issuer’s telephone number)

___________________________________________________________________________________
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
Yes ☐ No ☒

As of November 16, 2009, there were 22,500,000 shares of registrant’s common stock, par value $0.0001 per share outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No

ITEM 1.  INTERIM FINANCIAL STATEMENTS

CASEYCORP ENTERPRISES INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$271,293	$-
Accounts receivable	643,787	-
Prepaid expenses and other current assets	9,400

Total current assets	924,480	-

Goodwill	810,000	-

Total assets	$1,734,480	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$39,110	$12,091
Accounts payable - related party	762,410	-
Income taxes payable	53,920	-
Loan payable	4,500	4,500

Total current liabilities	859,940	16,591

COMMITMENT

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.0001 par value;
5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value;
500,000,000 shares authorized; 16,875,000
and 11,000,000 issued and outstanding, respectively	1,688	1,100
Additional paid-in capital	854,362	44,700
Accumulated deficit	18,490	(62,391)

Total stockholders’ equity (deficiency)	874,540	(16,591)

Total liabilities and stockholders’ equity (deficiency)	$1,734,480	$-

See Notes to Condensed Consolidated Financial Statements.

CASEYCORP ENTERPRISES INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$24,875,458	$-	$16,864,690	$-

Cost of sales	24,635,445	-	16,686,188	-

Gross profit	240,013	-	178,502	-

General and administrative expenses	104,942	33,904	79,396	5,089

Income (loss) from operations	135,071	(33,904)	99,106	(5,089)

Interest expense	(270)	(102)	(90)	(90)

Income (loss) before provision of taxes	134,801	(34,006)	99,016	(5,179)

Provision for income taxes	53,920	-	37,714	-

Net income (loss)	$80,881	$(34,006)	$61,302	$(5,179)

Basic and diluted loss per share:	$0.01	$0.00	0.00	$0.00

Weighted average number of shares outstanding
Basic and diluted	14,100,275	11,000,000	16,875,000	11,000,000

See Notes to Condensed Consolidated Financial Statements.

CASEYCORP ENTERPRISES INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$80,881	$(34,006)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Common stock issued for services rendered	250	-
(Increase) decrease in operating assets:
Accounts receivable	(643,787)	-
Prepaid expenses and other current assets	(9,400)
(Decrease) increase in operating liabilities:
Accounts payable	27,019	3,438
Accounts payable - related party	762,410	-
Income taxes payable	53,920	-

Net cash provided by (used in) operating activities	271,923	(30,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing	-	4,500

Net cash provided by financing activities	-	4,500

INCREASE (DECREASE) IN CASH	271,923	(26,068)

CASH - BEGINNING OF PERIOD	-	26,147

CASH - END OF PERIOD	$271,923	$79

Schedule of non-cash investing and financing transactions:
Issuance of common stock for acquisition of subsidiary	$810,000	$-

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See Notes to Condensed Consolidated Financial Statements.

CASEYCORP ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Caseycorp Enterprises, Inc. (the “Company”) was incorporated on February 21, 2007 under the laws of the State of Nevada. The Company originally planned to focus on developing and distributing advanced surveillance and security products.   On May 14, 2009, the Company acquired ESM Refiners, Inc. (“ESM”) a newly organized New York corporation formed to enter into the business of being a wholesale buyer and seller of gold and diamonds. The Company acts as a middleman aggregating gold and diamonds, which is purchased primarily from retail jewelers (who have purchased gold from customers) and selling it to refiners. Following the consummation of the acquisition, ESM became a wholly-owned subsidiary of the Company and the Company adopted the business of ESM.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 30, 2009.

We have evaluated subsequent events through the date that the financial statements were issued on November 16, 2009.

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  Our accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts based upon management’s analysis of the collectivity of the balances.  At September 30, 2009, management believed that no allowance was necessary.

Revenue Recognition

Revenue is recognized upon the shipment of merchandise to the customer, subject to the following criteria: (i) persuasive evidence of an arrangement exists, (ii) the selling price is fixed and determinable and (iii) no significant obligations remain to the Company and collection of the related receivable is reasonably assured.

CASEYCORP ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basic and Diluted Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued and outstanding as of September 30, 2009.

Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary to reduce the amount of deferred tax assets to their estimated realizable value.

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

Recently Issued Accounting Pronouncements

In January 2009, the Company adopted ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”) and ASC 275, “Risks and Uncertainties” (“ASC 275”).  ASC 350 and ASC 275 amended the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under ASC 350 and ASC 275.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  ASC 350 and ASC 275 did not have an impact on the Company’s unaudited condensed consolidated financial statements.

In January 2009, the Company adopted ASC 805, “Business Combinations” (“ASC 805”) and ASC 810, “Consolidation” (“ASC 810”).  ASC 805 changed how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  ASC 810 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  ASC 805 and ASC 810 were effective for the Company beginning in the first quarter of 2009.  ASC 805 and ASC 810 will only affect the Company if the Company makes an acquisition after December 31, 2009.  For the nine months ended September 30, 2009, neither ASC 805 nor ASC 810 had an impact on the Company’s unaudited condensed consolidated financial statements.

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 - DEVELOPMENT STAGE

From inception through the first quarter of 2009, the Company was in the development stage as it had not yet commenced planned principal operations.  ASC 915 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.  As of the second quarter of 2009, commencing with the acquisition of ESM, the Company was no longer in the development stage.

CASEYCORP ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – ACCOUNTS PAYABLE – RELATED PARTY

On May 14, 2009, the Company entered into an exclusive purchasing agreement with Ed & Serge Gold and Diamond, Inc. (“ESGD”), an entity wholly-owned by one of the Company’s stockholders. Under the agreement, ESGD has agreed not to sell any gold and diamonds to any other party other than ESM. ESM retains the right, however, to purchase from other vendors. Under the agreement, ESGD has agreed to invoice the Company at cost plus .05% on daily sales of up to $250,000 and .025% of daily sales on amounts over $250,000. The agreement is for five years and automatically renews for additional one year periods unless notified by either party. Substantially all of the merchandise purchased that were made by the Company for the nine and three months ended September 30, 2009 were from ESGD.  At September 30, 2009, the Company owed ESGD $762,410 .

NOTE 6 – LOANS PAYABLE

Loans payable consist of advances, bearing interest at 8% per annum and due on demand.

NOTE 7 – CAPITAL TRANSACTIONS

In January 2009, the Company issued 250,000 shares of its common stock to service providers in consideration of services rendered totaling $250.

On May 14, 2009, the Company issued 5,625,000 shares of its common stock to acquire ESM.  See Note 2.

NOTE 8 – SALES AND MAJOR CUSTOMERS

Two customers accounted for 79% and 19% of total revenues for the nine months ended September 30, 2009 and 78% and 21% for the three months then ended.  At September 30, 2009, these two customers accounted for 80%  and 20% of accounts receivable.

NOTE 9 - EMPLOYMENT AGREEMENT

On May 14, 2009, the Company appointed Eduard Musheyev as President. In connection with his appointment, the Company and Mr. Musheyev entered into a five-year employment agreement pursuant to which Mr. Musheyev will be paid an annual base salary of $120,000 provided that, in the event, the Company, as measured on a year to date basis, has a negative net income, the base salary will be accrued and not paid until the Company has a positive net income.  Mr. Musheyev is also entitled to bonuses, as determined from time to time by the Company’s board of directors, based on the Company’s profitability and earnings goals, as to be determined in a bonus plan to be adopted by the board of directors.

NOTE 10 – SUBSEQUENT EVENT

On October 2, 2009, pursuant to an amended stock purchase agreement, the Company acquired EZSellGold.com, Inc., (“EZSellGold”), from Eduard Musheyev, the Company’s President and sole Director. EZSellGold is a New York corporation engaged in the business of purchasing gold and diamonds from consumers. Pursuant to the agreement, the Company acquired all of the issued and outstanding shares of EZSellGold, in exchange for 5,625,000 newly issued shares of its common stock.

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

Overview

Caseycorp Enterprises, Inc. (the “Company”) was incorporated on February 21, 2007 under the laws of the State of Nevada. The Company originally planned to focus on developing and distributing advanced surveillance and security products.   On May 14, 2009, the Company acquired ESM Refiners, Inc. (“ESM”) a newly organized New York corporation formed to enter into the business of being a wholesale buyer and seller of gold and diamonds.  The Company acts as a middleman aggregating gold and diamonds, which is purchased primarily from retail jewelers (who have purchased gold from customers) and selling it to refiners at a mark up ranging from .75% to 1.1%.  Following the consummation of the acquisition, ESM became a wholly-owned subsidiary of the Company and the Company adopted the business of ESM.

Results of Operations

Revenues

Revenues for the nine and three month periods ended September 30, 2009 were $24,875,458 and $16,864,690 respectively. We sell scrap gold primarily to two refiners which accounted for 79% and 19% of total revenues for the nine months ended September 30, 2009 and 78% and 21% for the three months then ended. The Company had no revenues in the respective 2008 periods.

Cost of Sales and Gross Profit

Our cost of sales represent the cost of purchasing gold which we then aggregate and sell to refiners.  Cost of sales for the nine and three month periods ended September 30, 2009 were $24,635,445 and $16,686,188 respectively.   The gross profit for the nine and three month periods amounted to .965% and 1.06% of revenue, respectively.

General and Administrative

General and administrative expenses for the nine and three month periods ended September 30, 2009 were $104,942 and $79,396 which are primarily rent, payroll and professional fees.  General and administrative expenses for the nine and three month periods ended September 30, 2008 were $33,904 and $5,089 which were primarily professional fees incurred to enable the Company to satisfy the requirements of a reporting company.

Liquidity and Capital Resources

As of September 30, 2009, we had cash of $271,293 which was a result of cash provided exclusively from operating activities.  Management believes that cash on hand, plus anticipated revenue will be sufficient to support our operations through the next 12 months; provided that, in the event that the Company shall acquire additional products or subsidiaries, we may require significant amounts of additional capital sooner than the end of 2009. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Incurring indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

On October 2, 2009, pursuant to an amended stock purchase agreement, the Company acquired EZSellGold.com, Inc., (“EZSellGold”), from Eduard Musheyev, the Company’s President and sole Director. EZSellGold is a New York corporation engaged in the business of purchasing gold and diamonds from consumers. Pursuant to the agreement, the Company acquired all of the issued and outstanding shares of EZSellGold, in exchange for 5,625,000 newly issued shares of its common stock.

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

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2009.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2009.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

Exhibit No.	Description
31.1	PEO and PFO certification required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PEO and PFO certification required under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASEYCORP ENTERPRISES, INC.

Eduard Musheyev
Dated: November 16, 2009	By:	/s/ Eduard Musheyev
	Name:	Eduard Musheyev
	Title:	President, Chief Executive Officer,
and Director
(Principle Executive, Financial and
Accounting Officer)