Form 10-K
period 2009-12-31
CASEYCORP ENTERPRISES, INC
filed 2010-04-15
CIK 1413437

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
Commission file number: 333-147979

CASEYCORP ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0523910
(State of incorporation)	(I.R.S. Employer Identification No.)

21 W 47 St, Suite 24
New York, NY 10036.
(Address of principal executive offices)

Tel: (212) 382-2404
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $___________ based upon $0.001 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price.

The number of shares of the issuer’s common stock issued and outstanding as of April __, 2010 was _________ shares.

Documents Incorporated By Reference:
None

TABLE OF CONTENTS

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

Corporate Background

Caseycorp Enterprises, Inc. (the “Company”) was incorporated on February 21, 2007 under the laws of the State of Nevada. The Company originally planned to focus on developing and distributing advanced surveillance and security products.   The Company acts as a middleman aggregating gold, diamonds and other precious metals which are purchased primarily from retail jewelers (who have purchased gold from customers) and selling it to refiners.

Our offices are currently located at 21 W 47 St, Suite 24, New York, NY 10036. Our telephone number is (212) 382-2404. Our website is located at: www.wecashgold.com.

Our Business and Markets

The Company was a development stage company which was incorporated on February 21, 2007 in the state of Nevada to engage in the business of selling security products.  On May 14, 2009, the Company acquired ESM Refiners, Inc. (“ESM”) a newly organized New York corporation formed to enter into the business of being a wholesale buyer and seller of gold, diamonds and precious metals. The Company acts as a middleman aggregating the gold, diamonds and other precious metals, which is purchased primarily from retail jewelers (who have purchased the products from customers) and selling it to refiners. Following the consummation of the acquisition, ESM became a wholly-owned subsidiary of the Company.  Then, on October 2, 2009, the Company acquired EZSellGold.com, Inc., a New York corporation (“EZS”) engaged in the business of purchasing gold and diamonds from consumers.  Following the consummation of the acquisition, EZS became a wholly-owned subsidiary of the Company.

Marketing

The Company’s marketing plan is focused on its retail operations within the United States, which will all be conducted at kiosks to be located within popular shopping malls.

Competition

There is intense competition in both the wholesaler and retails markets for the purchase of scrap gold jewelry.  Competition is especially intense in the retail market where 100s of small and large competitors, many with advertising and marketing budgets larger than the Company’s, compete to purchase gold jewelry from consumers.

Employees

We currently have four full time employees.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain our corporate offices and a retail location at 21 W 47 St, New York, NY 10036. We currently pay rent of $5,000 and the space is leased through October 2013. In addition, we also rent space from a related entity on a month-to-month basis for $3,000 per month.  We believe that this space will be sufficient for our current and planned future operations.

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the period ending December 31, 2009, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our Common Stock which trades on the Over-the-Counter Bulletin Board under the symbol “CCPR.” However, there is no established trading market for our common stock prior to July, 2009.

Common Stock	High	Low
2009
First Quarter	$-	$-
Second Quarter	-	-
Third Quarter	0.25	0.06
Fourth Quarter	0.20	0.10

2008
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$-	$-

Holders

As of March 31, 2009, our common stock was held by 75 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant. On November 10, 2009, the Company effectuated a one-for-one stock dividend of its common stock.  The shares were issued on February 10, 2010.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2009.

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

Overview

The Company originally planned to focus on developing and distributing advanced surveillance and security products.   On May 14, 2009, the Company acquired ESM to enter into the business of being a wholesale buyer and seller of gold, diamonds and other precious metals.  The Company acts as a middleman aggregating the gold, diamonds and other precious metals, which are purchased primarily from retail jewelers (who have purchased the products from customers) and selling it to refiners at a mark up ranging from .75% to 1.1%.  On October 2, 2009, the Company acquired EZS which is engaged in the business of purchasing gold and diamonds from consumers.

Results of Operations

Revenues

Revenues for the year ended December 31, 2009 were $45,299,368. We sell gold, diamonds and other precious metals primarily to two refiners which accounted for 98% of total revenues for the period.  The Company had no revenues for the year ended December 31, 2008.

Cost of Sales and Gross Profit

Our cost of sales represent the cost of purchasing precious metals which we then aggregate and sell to refiners.  Cost of sales for the six year ended December 31, 2009 were $44,855,282.   The gross profit for the year period amounted to $444,086 or 0.98 % of revenue.

General and Administrative

General and administrative expenses for the year ended December 31, 2009 was $280,809,  which are primarily rent, payroll and professional fees.  In addition, general and administrative expenses includes the amortization of the exclusive purchasing agreement in the amount of $80,375 (see Note 5 – Intangible Assets in the consolidated financial statements).  General and administrative expenses for the year ended December 31, 2008 were $40,882 which were primarily professional fees incurred to enable the Company to satisfy the requirements of a reporting company.

 Liquidity and Capital Resources

As of December 31, 2009, we had cash of $138,555 which was primarily the result of cash provided from operating activities in the amount of $61,238 and non-interest bearing loans from a stockholder in the amount of $68,432.  Management believes that cash on hand, plus anticipated revenue will be sufficient to support our operations through the end of 2010; provided that, in the event that that Company shall acquire additional products or subsidiaries, we may require significant amounts of additional capital sooner than the end of 2010. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Incurring indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.        Financial Statements.

The information called for by this Item 8 is included following the "Index to Financial Statements" on page F-1 contained in this Annual Report on Form 10-K.

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

Internal Controls Over Financial Reporting

During the quarter ended December 31, 2009, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and chief financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

Item 9B. Other Information.

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Positions and Offices Held
Eduard Musheyev	47	Director, Chairman, Chief Executive Officer, President and Treasurer

Mr. Musheyev, age 47, has over 30 years experience in the gold and jewelry industry both in the retail and wholesale market.  In 1983, he founded a company dealing in the wholesale jewelry sector where he built up an extensive network of retail customers. In 1990, he opened a retail jewelry store in New York City and within five years had established eight retail stores with combined sales of $5 million and then in 2001, founded a wholesale jewelry operation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2009, all reporting persons complied with all applicable Section 16(a) filing requirements.

Code of Ethics

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

Item 11.  Executive Compensation.

Summary Compensation

Name and Position	Year	Salary	Bonus	All other compensation	Total

Eduard Musheyev Chief Executive Officer	2009	$120,000	$-	$-	$120,000

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of April 12, 2010, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 45,000,000 shares of our common stock issued and outstanding as of April 12, 2010. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Caseycorp Enterprises, Inc., 21 W 47 St, Suite 24, New York, NY 10036.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned

Eduard Musheyev	22,500,000	50%

All directors and executive officers as a group (one person)	22,500,000	50%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On May 14, 2009, the ESM entered into an exclusive purchasing agreement with Ed & Serge Gold and Diamond, Inc. (“ESGD”), an entity wholly-owned by one of the Company’s stockholders. Under the agreement, ESGD has agreed not to sell any gold and diamonds to any other party other than ESM. ESM retains the right, however, to purchase from other vendors. Under the agreement, ESGD has agreed to invoice the Company at cost plus .05% on daily sales of up to $250,000 and .025% of daily sales over on amounts over $250,000. The agreement is for five years and automatically renews for additional one year periods unless notified by either party. Substantially all of the merchandise purchases that were made by the Company for the year ended December 31, 2009 were from ESGD.  At December 31, 2009, the Company owed ESGD $359,583.

In 2009, one of the stockholders advanced monies to the Company.  The advances are non-interest bearing and due on demand.  At December 31, 2009, the balance owed to the stockholder amounted to $68,432.

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

Item 14.  Principal Accounting Fees and Services.

The Company has had the following independent registerd public accounting firms:

From February 21, 2007 and through the subsequent periods for the fiscal year ended December 31, 2007, and for the three and six months ended March 31, 2008 and June 30, 2008, respectively, our principal independent auditor was Wolinetz, Lafazan & Company, P.C. (“Wolinetz”).

From November 12, 2008 and through subsequent periods for the nine months ended September 30, 2008, the fiscal year ended December 31, 2008, and for the three months ended March 31, 2009, our principal independent auditor was Barzily and Company ("Barzily").

Thereafter, we engaged Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“RMSBG”) for the six and nine months ended June 30, 2009 and September 30, 2009, respectively, and the fiscal year ended December 31, 2009.

Audit Fees

The aggregate fees billed by Wolinetz for professional services rendered for the review of the Company’s financial statements included in the Company’s Quarterly Reports on Form 10-Q for the three and six month periods ended March 31, 2008 and June 30, 2008, respectively, during fiscal year 2008 were $4,500.

The aggregate fees billed by Barzily for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2008, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the nine months ended September 30, 2008, during fiscal years 2008 were $6,000.

The aggregate fees billed by Barzily for professional services rendered for the for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the three months ended March 31, 2009, during fiscal year 2009 were $1,000.

The aggregate fees billed by RMSBG for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2009, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the six and nine months ended June 30, 2009 and September 30, 2009, respectively, during fiscal year 2009 were $52,000.

Audit-Related Fees

We did not incur any audit related fees during the fiscal years ended December 31, 2009 or 2008.

Tax Fees

Our principal independent registered public accounting firms did not perform any tax related services for us during the fiscal years ended December 31, 2009 or 2008.

All Other Fees

Our independent registered public accounting firms did not perform any other services for us during the fiscal years ended December 31, 2009 or 2008.

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

Date: April 15, 2010
CASEYCORP ENTERPRISES, INC.

	By:	/s
Name: Eduard Musheyev
Title: President, Chief Executive Officer, Chairman, and Director (Principal Executive, Financial, and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2010	By:	/s/
Name: Eduard Musheyev
Title: President, Chief Executive Officer, Chairman, and Director (Principal Executive, Financial, and Accounting Officer)

 CASEYCORP ENTERPRISES, INC
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

Page

Reports of Independent Registered Public Accounting Firms	F-1 & F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

StConsolidated Statements of Operations for the years ended December 31, 2009 and 2008	F-4

StConsolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CaseyCorp Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of CaseyCorp Enterprises, Inc. and Subsidiaries (the "Company") as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended.  The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of the Company as of and for the year ended December 31, 2008 were audited by other auditors whose report dated March 23, 2009 on those statements included an explanatory paragraph describing conditions that existed that raised substantial doubt about the Company's ability to continue as a gong concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

On January 1, 2009, the Company adopted FASB ASC 805, "Business Combinations."

/s/  ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey
April 15, 2010

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
CaseyCorp Enterprises, Inc.

We have audited the accompanying balance sheet of CaseyCorp Enterprises, Inc. (a Development Stage Company) (the "Company") as of December 31, 2008 and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CaseyCorp Enterprises, Inc. as of December 31, 2008 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred an operating loss for the period February 21, 2007 (inception) to December 31, 2008, had no revenues and had not commenced planned principal operations as of the date of our report. These factors raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of this uncertainty.

/s/  Barzily & Co.

Jerusalem, Israel
March 23, 2009

CASEYCORP ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$138,555	$-
Accounts receivable	562,774	-
Prepaid expenses and other current assets	3,470	-

Total current assets	704,799	-

Property and equipment - net	12,884	-
Security deposits	10,075	-
Intangible assets – net	562,625	-
Goodwill	598,200	-

Total assets	$1,888,583	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31,062	$12,091
Accounts payable – related party	359,583	-
Income taxes payable	84,185	-
Loan payable, stockholder	68,432	-
Loan payable	4,500	4,500

Total current liabilities	547,762	16,591

LONG-TERM LIABILITIES
Deferred income taxes	140,118	-

Total liabilities	687,880	16,591

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized; 45,000,000 and 22,000,000 issued and outstanding, respectively	4,500	2,200
Additional paid-in capital	1,135,888	43,600
Retained earnings (deficit)	60,315	(62,391)

Total stockholders' equity (deficiency)	1,200,703	(16,591)

Total liabilities and stockholders' equity (deficiency)	$1,888,583	$-

See Notes to Consolidated Financial Statements.

CASEYCORP ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2009	2008

Revenues	$45,299,368	$-

Cost of sales	44,855,282	-

Gross profit	444,086	-

General and administrative expenses	280,809	40,882

Income (loss) from operations	163,277	(40,882)

Interest expense	(360)	(192)

Income (loss) before provision of taxes	162,917	(41,074)

Provision for income taxes	40,211	-

Net income (loss)	$122,706	$(41,074)

Basic and diluted earnings (loss) per share:	$0.00	$0.00

Weighted average number of shares outstanding
Basic and diluted	32,404,110	22,000,000

See Notes to Consolidated Financial Statements.

CASEY CORP ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2008	22,000,000	$2,200	$43,600	$(21,317)	$24,483

Net loss	-	-	-	(41,074)	(41,074)

Balances at December 31, 2008	22,000,000	2,200	43,600	(62,391)	(16,591)

Common stock issued for services	500,000	50	200	-	250

Common stock issued for acquisition of subsidiaries	22,500,000	2,250	1,092,088	-	1,094,338
Net income	-	-	-	122,706	122,706

Balances at December 31, 2009	45,000,000	$4,500	1,135,888	60,315	1,200,703

See Notes to Consolidated Financial Statements.

CASEYCORP ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$122,706	$(41,074)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock issued for services rendered	250	-
Depreciation and amortization	83,041	-
Deferred income taxes	(43,974)
(Increase) decrease in operating assets:
Accounts receivable	(562,774)	-
Prepaid expenses and other current assets	(750)	-
Increase (decrease) in operating liabilities:
Accounts payable	18,971	10,427
Accounts payable - related party	359,583	-
Income taxes payable	84,185	-

Net cash provided by (used in) operating activities	61,238	(30,647)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash aquired in acquisition	13,828	-
Purchases of property and equipment	(4,943)	-

Net cash provided by investing activities	8,885	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans - net	68,432	-
Proceeds from borrowing	-	4,500

Net cash provided by financing activities	68,432	4,500

INCREASE (DECREASE) IN CASH	138,555	(26,147)

CASH - BEGINNING OF YEAR	-	26,147

CASH - END OF YEAR	$138,555	$-

Schedule of non-cash investing and financing transactions:
Issuance of common stock for acquisitions of subsidiaries	$1,094,338	$-

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See Notes to Consolidated Financial Statements.

CASEYCORP ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

CaseyCorp Enterprises, Inc. ("CaseyCorp" or the "Company") was incorporated on February 21, 2007 under the laws of the State of Nevada.   The Company acts as a middleman aggregating gold, diamonds and other precious metals which are purchased primarily from retail jewelers (who have purchased the products from customers) and selling it to refiners. The Company originally planned to focus on developing and distributing advanced surveillance and security products.

On November 10, 2009, the Company effectuated a one-for-one stock dividend of its common stock. The shares were issued on February 10, 2010.  All share figures and per share amounts and results in this Annual Report on Form 10-K are reflected on a post-split basis.

NOTE 2 – ACQUISITIONS

In January 2009, the Company adopted ASC 805, "Business Combinations" ("ASC 805").  ASC 805 changed how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.

On May 14, 2009, pursuant to a Stock Purchase Agreement, the Company acquired all of the outstanding shares of ESM Refiners, Inc. ("ESM") from Eduard Musheyev.  Concurrent with the acquisition of ESM, Mr. Musheyev became the president of the Company.  ESM was a newly organized New York corporation formed to enter into the business of being a wholesale buyer and seller of gold, diamonds and other precious metals.  The total consideration for the acquisition of ESM was 11,250,000 shares of the Company’s common stock valued at $984,000.  The fair value of the acquisition was determined using a discounted cash flow analysis based upon projected financial information of the ESM business.  In addition, the Company allocated the purchase price to any intangible assets that are separable from goodwill. An intangible asset may be recognized apart from goodwill if it is able to be separated from the entity and sold.  Factors contributing to a purchase price that result in goodwill are customer contacts and reputation within the industry.

The purchase price allocation was determined to be as follows:

Intangible assets	$643,000
Goodwill	598,200
Deferred tax liability	(257,200)

Total net assets acquired	$984,000

During the fourth quarter of 2009, the Company completed its valuation of the acquisition and reallocated a portion of the value originally assigned to goodwill to its intangible assets.  As such, goodwill, which originally was recorded at $810,000, was decreased to $341,000, before taking into account the effects of deferred income taxes.

On October 2, 2009, pursuant to an amended stock purchase agreement, the Company acquired all of the outstanding shares of EZSellGold.com, Inc., (“EZS") from Mr. Musheyev. EZS is a New York corporation engaged in the business of purchasing gold and diamonds from consumers. The total consideration for the acquisition of EZS was 11,250,000 shares of the Company’s common stock valued at $110,338.  The acquisition was accounted for as a transaction between entities under common control.  As such, the net assets acquired were recorded at their carrying amounts at the date of the acquisition.

The purchase price allocation was determined to be as follows:

Cash	$13,827
Prepaid expenses	2,720
Property and equipment, net	10,608
Other assets	10,075
Deferred tax asset	73,108

Total net assets acquired	$110,338

The following unaudited pro forma summary represents consolidated results for the Company as if the acquisitions had been consummated on January 1, 2008. The pro forma information presented in the table below does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company for the years ended December 31, 2009 and 2008.

	Year Ended Ended
	December 31,
	2009	2008

Revenue	$45,569,997	$25,705

Net income (loss)	$124,235	$(225,372)

Earnings (loss) per share,
basic and diluted	$0.00	$(0.01)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of FASB Accounting Standards Codification

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification ("ASC") became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ESM and EZS, the Company’s wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts based upon management's analysis of the collectivity of the balances.  At December 31, 2009, no allowance was necessary as the accounts receivable were fully collected in January 2010.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

The Company earns revenue from the sale of melted precious metals, including gold, silver and platinum. Revenue is recorded upon acceptance by the refiner and the weight is set in troy ounces. Once the refiner accepts the items (acceptance is defined as the refiner taking title to the precious metals and bearing the risk of loss), the Company permits no returns from the refiner. The refiner remits payment to the Company based upon what the refiner determines to be the fair value of the precious metals. Upon transfer of the precious metals to the refiner, the Company has no further obligations.

Cost of Revenues

The Company includes in cost of sales the cost of precious metal purchases and refining fees.

Concentration of Credit Risk

The Company maintains its cash balances at several major financial institutions located in New York. At December 31, 2009, accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Certain additional amounts are FDIC insured under the Transaction Account Guarantee Program. The Company had no amounts over the insured limits at December 31, 2009 and 2008.  The Company has not incurred any losses on these accounts.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued and outstanding as of December 31, 2009 and 2008.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company has adopted the provisions of FASB ASC 740-10-05 "Accounting for Uncertainty in Income Taxes." The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments, consisting primarily of accounts receivable, accounts payable and accrued expenses, accounts payable – related party and loans payable, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided for by the straight-line method over the estimated useful lives of five years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Intangible Assets

Intangible assets are amortized using the straight-line method over the period of expected benefit.  Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired.

Website Development Costs

The Company's internal website development processes are relatively short-term in nature. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized and amortized on a straight-line basis over the estimated useful life. Maintenance and enhancement costs are typically expensed as incurred unless such costs relate to substantial upgrades and enhancements to the website that result in added functionality in which case, the costs will be capitalized.

Goodwill

Goodwill consists of the excess of cost over net assets acquired of ESM. Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company has performed its first impairment test in the last quarter of 2009 and will perform annual impairment testing on a recurring basis in the last quarter of each year. Impairments, if any, will be expensed in the year incurred. As of December 31, 2009, there was no impairment to goodwill.

Advertising and Marketing

The Company expenses advertising and marketing costs as incurred.

Development Stage

From inception through the first quarter of 2009, the Company was in the development stage as it had not yet commenced planned principal operations.  FASB ASC 915, "Development Stage Entities," defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.  As of the second quarter of 2009, commencing with the acquisition of ESM, the Company was no longer in the development stage.

Recently Issued Accounting Pronouncements

In January 2009, the Company adopted FASB ASC 350, "Intangibles – Goodwill and Other" ("ASC 350") and FASB ASC 275, "Risks and Uncertainties" ("ASC 275").  ASC 350 and ASC 275 amended the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under ASC 350 and ASC 275.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  The adoption of ASC 350 and ASC 275 did not have an impact on the Company’s consolidated financial statements.

In January 2009, the Company adopted FASB ASC 810, “Consolidation” (“ASC 810”).   ASC 810 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.   ASC 810 was effective for the Company beginning in the first quarter of 2009.  The adoption of ASC 810 did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect these new standards to significantly impact our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 2009 consisted primarily of office equipment totaling $13,722.  Accumulated depreciation at December 31, 2009 amounted to $838. The Company did not have any property and equipment at December 31, 2008.

 Depreciation amounted to $838 for the year ended December 31, 2009.

NOTE 5 – INTANGIBLE ASSETS

At December 31, 2009, intangible assets represent the following:
1.	The value of the exclusive purchasing agreement entered into by ESM (see Note 6) totaling $643,000 being amortized over the initial term of the contract of five years and
2.	Website development costs of EZS being amortized over an estimated useful life of three months. These costs were fully amortized as of December 31, 2009.

Amortization amounted to $80,375 for the year ended December 31, 2009.  Estimated amortization expense for each of the fiscal years 2010 through 2013 is $128,600 and $48,225 in fiscal 2014.

NOTE 6 – ACCOUNTS PAYABLE – RELATED PARTY

On May 14, 2009, the ESM entered into an exclusive purchasing agreement with Ed & Serge Gold and Diamond, Inc. (“ESGD”), an entity wholly-owned by one of the Company’s stockholders. Under the agreement, ESGD has agreed not to sell any gold and diamonds to any other party other than ESM. ESM retains the right, however, to purchase from other vendors. Under the agreement, ESGD has agreed to invoice the Company at cost plus .05% on daily sales of up to $250,000 and .025% of daily sales over on amounts over $250,000. The agreement is for five years and automatically renews for additional one year periods unless notified by either party within thirty days prior to the end of the term. Substantially all of the merchandise purchases that were made by the Company for the year ended December 31, 2009 were from ESGD.  At December 31, 2009, the Company owed ESGD $359,583.

NOTE 7 – LOANS PAYABLE - STOCKHOLDER

Loans payable – stockholder consist of non-interest bearing advances due on demand.  At December 31, 2009 and 2008, the balance owed to the stockholder amounted to $68,432 and $0, respectively.

NOTE 8 - INCOME TAXES

The Company and its subsidiaries file a consolidated income tax return. The provision for income taxes consists of the following:

	2009	2008
Current:
Federal	$71,557	$—
State and local	12,628	—
Total	84,185	—

Deferred:
Federal	(37,378)	—
State and local	(6,596)	—
Total	(43,974)	—

Total provision for income taxes	$40,211	$—

The following is a reconciliation between the federal statutory rate of 34% and the effective rate:

	2009	2008

Expected tax provision at a 34% rate	$55,392	$(13,965)
Effect of state and local income taxes	9,775	(2,464)
Net operating loss carry forward	(11,824)	16,430
Net operating loss utilized	(13,132)	—

Total provision for income taxes	$40,211	$—

The components of deferred tax assets and liabilities are as follows:

	2009	2008

Intangible assets	$(225,050)	$—
Net operating loss carry forward	84,932	24,956

Total deferred tax (liabilities) assets	(140,118)	24,956
Valuation allowance	—	(24,956)

Net deferred tax liability	$(140,118)	$—

At December 31, 2008, CaseyCorp had available $62,391 of net operating loss carry forwards.  Due to the uncertainty of their realization, no income tax benefit was recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits.  At December 31, 2009, Caseycorp has available $29,561 of net operating loss carry forwards expiring in fiscal 2028.

As described in Note 2, CaseyCorp acquired ESM and EZS through the issuance of its common stock.  Due to changes in stock ownership, the use of Caseycorp's net operating loss carry forwards is limited under Section 382 of the Internal Revenue Code. The Company expects to be able to fully utilize the net operating losses in future years.

At December 31, 2009, EZS had pre-acquisition net operating loss carry forwards of $182,770.  These losses can only be applied against taxable income earned by EZS. The Company expects to be able to fully utilize the net operating losses in future years.

At December 31, 2009 and 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2009 and 2008, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files federal, state and local income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2008 tax years generally remain subject to examination by federal, state and local tax authorities.

NOTE 9 – STOCKHOLDERS' EQUITY (DEFICIENCY)

In January 2009, the Company issued 500,000 shares of its common stock to service providers in consideration of services rendered totaling $250.

On May 14, 2009, the Company issued 11,250,000 shares of its common stock to acquire ESM.  See Note 2.

On October 1, 2009, the Company issued 11,250,000 shares of its common stock to acquire EZS.  See Note 2

NOTE 10 – SALES AND MAJOR CUSTOMERS

Two customers accounted for 82% and 16% of total revenues for the year ended December 31, 2009. At December 31, 2009, these two customers accounted for 58% and 42% of accounts receivable.

NOTE 11 - COMMITMENTS

Employment Agreement

On May 14, 2009, the Company appointed Eduard Musheyev as President. In connection with his appointment, the Company and Mr. Musheyev entered into a five-year employment agreement pursuant to which Mr. Musheyev will be paid an annual base salary of $120,000 provided that, in the event, the Company, as measured on a year to date basis, has a net loss, the base salary will be accrued and not paid until the Company has a positive net income.  Mr. Musheyev is also entitled to bonuses, as determined from time to time by the Company's board of directors, based on the Company's profitability and earnings goals, as determined in a bonus plan to be adopted by the board of directors.

Leases

EZS leases office space in New York, New York at a monthly rental of $5,000. The lease expires in October 2013.  In addition, the Company shares space with ESDG and pays ESDG rent on a month-to-month basis of $3,000.

Future minimum rentals under this lease are as follows:

Year ending December 31,
2010	$60,000
2011	$60,000
2012	$60,000
2013	$50,000
Total	$230,000
Rent expense amounted to $46,550 and $0 for the years ended December 31, 2009 and 2008, respectively.