Form 10-Q
period 2010-03-31
CASEYCORP ENTERPRISES, INC
filed 2010-05-17
CIK 1413437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

As of  May 14 , 2010, there were 45,000,000 shares of registrant’s common stock, par value $0.0001 per share outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes  ☐ No

TABLE OF CONTENTS

CASEYCORP ENTERPRISES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$488,996	$138,555
Accounts receivable	194,287	562,774
Prepaid expenses and other current assets	-	3,470

Total current assets	683,283	704,799

Property and equipment - net	40,954	12,884
Security deposits	10,075	10,075
Intangible assets - net	530,475	562,625
Goodwill	598,200	598,200

Total assets	$1,862,987	$1,888,583

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$64,932	$31,062
Accounts payable - related party	393,165	359,583
Income taxes payable	52,825	84,185
Loan payable, stockholder	37,857	68,432
Loan payable	4,500	4,500

Total current liabilities	553,279	547,762

LONG-TERM LIABILITIES
Deferred income taxes	127,258	140,118

Total liabilities	680,537	687,880

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value;
5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value;
500,000,000 shares authorized; 45,000,000
issued and outstanding	4,500	4,500
Additional paid-in capital	1,135,888	1,135,888
Retained earnings	42,062	60,315

Total stockholders' equity	1,182,450	1,200,703

Total liabilities and stockholders' equity	$1,862,987	$1,888,583

See Notes to Condensed Consolidated Financial Statements.

CASEYCORP ENTERPRISES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Revenues	$12,411,430	$-

Cost of sales	12,241,429	-

Gross profit	170,001	-

General and administrative expenses	200,333	4,550

Loss from operations	(30,332)	(4,550)

Interest expense	(90)	(90)

Loss before provision of tax benefits	(30,422)	(4,640)

Provision for income tax benefits	(12,169)	-

Net loss	$(18,253)	$(4,640)

Basic and diluted loss per share:	$0.00	$0.00

Weighted average number of shares outstanding
Basic and diluted	45,000,000	22,416,667

See Notes to Condensed Consolidated Financial Statements.

CASEYCORP ENTERPRISES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,253)	$(4,640)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services rendered	-	250
Depreciation and amortization	34,672	-
Deferred income taxes	(12,860)
(Increase) decrease in operating assets:
Accounts receivable	368,487	-
Prepaid expenses and other current assets	3,470	-
Increase (decrease) in operating liabilities:
Accounts payable	33,869	4,390
Accounts payable - related party	33,582	-
Income taxes payable	(31,359)	-

Net cash provided by operating activities	411,608	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(30,592)	-

Net cash used in investing activities	(30,592)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of stockholder loans	(30,575)	-

Net cash used in financing activities	(30,575)	-

INCREASE IN CASH	350,441	-

CASH - BEGINNING OF PERIOD	138,555	-

CASH - END OF PERIOD	$488,996	$-

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$32,000	$-

See Notes to Condensed Consolidated Financial Statements.

CASEYCORP ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Caseycorp Enterprises, Inc. (the “Company”) was incorporated on February 21, 2007 under the laws of the State of Nevada. The Company originally planned to focus on developing and distributing advanced surveillance and security products.   On May 14, 2009, the Company acquired ESM Refiners, Inc. ("ESM") to enter into the business of being a wholesale buyer and seller of gold and diamonds. The Company acts as a middleman aggregating gold and diamonds, which is purchased primarily from retail jewelers (who have purchased gold from customers) and selling it to refiners. On October 2, 2009, the Company acquired all of the outstanding shares of EZSellGold.com, Inc. (“EZS”).  EZS is engaged in the business of purchasing gold and diamonds from consumers.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on April 15, 2010.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2010, the Company adopted the new provisions of Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 provides revised guidance on improving disclosures about valuation techniques and inputs to fair value measurements. The adoption of this standard had no effect on the financial statements of the Company.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”).  This update provides amendments to FASB ASC 855, “Subsequent Events” to clarify certain recognition and disclosure requirements. The amendments in this update remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The topic now includes the definition of SEC filer but removed the definitions of public entity. All of the amendments in this update are effective upon the issuance of the final update. The adoption of ASU No. 2010-09 did not have an effect on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company’s financial instruments, consisting primarily of cash, accounts receivable, accounts payable and accrued expenses and accounts payable – related party are carried at, or approximate, fair value because of their short-term nature.

NOTE 5 – BASIC AND DILUTED EARNINGS LOSS PER SHARE

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued and outstanding as of March 31, 2010 and 2009.

NOTE 6 – ACCOUNTS PAYABLE – RELATED PARTY

On May 14, 2009, the Company entered into an exclusive purchasing agreement with Ed & Serge Gold and Diamond, Inc. (“ESGD”), an entity wholly-owned by one of the Company’s stockholders. Under the agreement, ESGD has agreed not to sell any gold and diamonds to any other party other than ESM. ESM retains the right, however, to purchase from other vendors. Under the agreement, ESGD has agreed to invoice the Company at cost plus .05% on daily sales of up to $250,000 and .025% of daily sales over on amounts over $250,000. The agreement is for five years and automatically renews for additional one year periods unless notified by either party. Substantially all of the merchandise purchased that were made by the Company for the three months ended March 31, 2010 was from ESGD.

In addition, the Company shares space with ESDG and receives rent from ESDG on a month-to-month basis of $3,000.

At March 31, 2010, the Company owed ESGD $393,165.

NOTE 7 – LOANS PAYABLE - STOCKHOLDER

Loans payable – stockholder consist of non-interest bearing advances due on demand.

NOTE 8 – SALES AND MAJOR CUSTOMERS

One customer accounted for 94.25% of total revenues for the three months ended March 31, 2010.  At March 31, 2010, one customer accounted for 91% of accounts receivable.

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

Results of Operations

Revenues

Revenues for the three months ended March 31, 2010 were $12,411,430. We sold gold and other precious metals primarily to one refiner which accounted for 94.25% of total revenues for the period. The Company also sold diamonds in the amount of $226,000 to various dealers in the period. The Company had no revenues for the corresponding period in 2009.

Cost of Sales and Gross Profit

Our cost of sales represents the cost of purchasing precious metals and diamonds which we then aggregate and sell to refiners and other dealers.  Cost of sales for the three months ended March 31, 2010 was $12,241,429.  The gross profit for the period amounted to $170,001 or 1.4 % of revenue

General and Administrative

General and administrative expenses for the three months ended March 31, 2010 were $200,333 which is primarily rent, and payroll. In addition, general and administrative expenses include the amortization of the exclusive purchasing agreement in the amount of $32,150. General and administrative expenses for corresponding period in 2009 were $4,550 which were primarily professional fees incurred to enable the Company to satisfy the requirements of a reporting company.

Liquidity and Capital Resources

As of March 31, 2010, we had cash of $488,996.

Cash from operating activities amounted to $411,608 and was primarily related to the collections of accounts receivable.

Cash used by investing activities amounted to $30,592 and represented the purchase of various property and equipment.

Cash used by financing activities amounted to $30,575 and consisted of repayments of stockholder loans..

Management believes that cash on hand, plus anticipated revenue will be sufficient to support our operations through the end of 2010 provided that, in the event that the Company shall acquire additional products or subsidiaries, we may require significant amounts of additional capital sooner than the end of 2010. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Incurring indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2010.

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

ITEM 4.  [REMOVED AND RESERVED.]

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

CASEYCORP ENTERPRISES, INC.

Dated: May 14, 2010		Eduard Musheyev
	By:	/s/ Eduard Musheyev
	Name:	Eduard Musheyev
	Title:	President, Chief Executive Officer,
and Director (Principle Executive, Financial and Accounting Officer)