Form 10-Q
period 2010-06-30
CASEYCORP ENTERPRISES, INC
filed 2010-08-23
CIK 1413437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June  30, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of  August  20 , 2010, there were 45,000,000 shares of registrant’s common stock, par value $0.0001 per share outstanding.

TABLE OF CONTENTS

ITEM 1.  FINANCIAL STATEMENTS

CASEYCORP ENTERPRISES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$386,156	$138,555
Accounts receivable	1,846,894	562,774
Prepaid expenses and other current assets	-	3,470

Total current assets	2,233,050	704,799

Property and equipment - net	38,433	12,884
Security deposits	10,075	10,075
Intangible assets - net	498,325	562,625
Goodwill	598,200	598,200

Total assets	$3,378,083	$1,888,583

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$84,349	$31,062
Accounts payable - related party	1,737,329	359,583
Income taxes payable	141,434	84,185
Loan payable, stockholder	-	68,432
Loan payable	4,500	4,500

Total current liabilities	1,967,612	547,762

LONG-TERM LIABILITIES
Deferred income taxes	114,398	140,118

Total liabilities	2,082,010	687,880

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value;
5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value;
500,000,000 shares authorized; 45,000,000
issued and outstanding	4,500	4,500
Additional paid-in capital	1,135,888	1,135,888
Retained earnings	155,685	60,315

Total stockholders' equity	1,296,073	1,200,703

Total liabilities and stockholders' equity	$3,378,083	$1,888,583

See Notes to Condensed Consolidated Financial Statements.

CASEYCORP ENTERPRISES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$26,353,887	$8,010,768	$13,942,457	$8,010,768

Cost of sales	25,842,998	7,949,257	13,601,569	7,949,257

Gross profit	510,889	61,511	340,888	61,511

General and administrative expenses	351,759	25,546	151,426	20,996

Income from operations	159,130	35,965	189,462	40,515

Interest expense	(180)	(180)	(90)	(90)

Income before provision of income taxes	158,950	35,785	189,372	40,425

Provision for income taxes	63,580	16,206	75,749	16,206

Net income	$95,370	$19,579	$113,623	$24,219

Basic and diluted inocme per share:	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding
Basic and diluted	45,000,000	25,379,834	45,000,000	28,310,440

See Notes to Condensed Consolidated Financial Statements.

CASEYCORP ENTERPRISES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95,370	$19,579
Adjustments to reconcile net income to net cash
provided by operating activities:
Common stock issued for services rendered	-	250
Depreciation and amortization	69,343	-
Deferred income taxes	(25,720)	-
(Increase) decrease in operating assets:
Accounts receivable	(1,284,120)	(416,643)
Prepaid expenses and other current assets	3,470	-
Increase (decrease) in operating liabilities:
Accounts payable	53,286	8,056
Accounts payable - related party	1,377,746	488,899
Income taxes payable	57,250	16,206

Net cash provided by operating activities	346,625	116,347

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(30,592)	-

Net cash used in investing activities	(30,592)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments and loans to stockholder	(68,432)	-

Net cash used in financing activities	(68,432)	-

INCREASE IN CASH	247,601	116,347

CASH - BEGINNING OF PERIOD	138,555	-

CASH - END OF PERIOD	$386,156	$116,347

Schedule of non-cash investing and financing transactions:
Issuance of common stock for acquisitions of subsidiaries	$-	$810,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$32,000	$-

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on April 15, 2010.

The Company has evaluated subsequent events through the date of the filing.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2010, the Company adopted the new provisions of Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 provides revised guidance on improving disclosures about valuation techniques and inputs to fair value measurements. The adoption of this standard had no effect on the financial statements of the Company.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” This update provides amendments to Topic 855—Subsequent Events to clarify certain recognition and disclosure requirements. The amendments in this update remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The topic now includes the definition of SEC filer but removed the definitions of public entity. All of the amendments in this update are effective upon the issuance of the final update. The adoption of ASU No. 2010-09 did not have an effect on our consolidated financial statements.

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

NOTE 5 – BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued and outstanding as of June 30, 2010 and 2009.

NOTE 6 – ACCOUNTS PAYABLE – RELATED PARTY

On May 14, 2009, the Company entered into an exclusive purchasing agreement with Ed & Serge Gold and Diamond, Inc. (“ESGD”), an entity wholly-owned by one of the Company’s stockholders. Under the agreement, ESGD has agreed not to sell any gold and diamonds to any other party other than ESM. ESM retains the right, however, to purchase from other vendors. Under the agreement, ESGD has agreed to invoice the Company at cost plus .05% on daily sales of up to $250,000 and .025% of daily sales over on amounts over $250,000. The agreement is for five years and automatically renews for additional one year periods unless notified by either party. Substantially all of the merchandise purchases that were made by the Company for the six and three months ended June 30, 2010 and 2009 was from ESGD.

In addition, the Company shares space with ESDG and receives rent from ESDG on a month-to-month basis of $3,000.

At June 30, 2010, the Company owed ESGD $1,737,329 .

NOTE 7 – LOANS RECIEVABLE - STOCKHOLDER

Loans receivable – stockholder consist of non-interest bearing advances due on demand.

NOTE 8 – SALES AND MAJOR CUSTOMERS

One customer accounted for 89% and 85% of total revenues for the six and three months ended June 30, 2010, respectively.  At June 30, 2010, this customer accounted for 86% of accounts receivable.  Two customers accounted for 83% and 13%, respectively, of total revenues for the six and three months ended June 30, 2009.   At December 31, 2009, these two customers accounted for 58% and 42% of accounts receivable.

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

Overview

The Company originally planned to focus on developing and distributing advanced surveillance and security products.   On May 14, 2009, the Company acquired ESM to enter into the business of being a wholesale buyer and seller of gold, diamonds and other precious metals.  The Company acts as a middleman aggregating the gold, diamonds and other precious metals, which are purchased primarily from retail jewelers (who have purchased the products from customers) and selling it to refiners at a mark up.  On October 2, 2009, the Company acquired EZS which is engaged in the business of purchasing gold and diamonds from consumers.

Results of Operations

Revenues

Revenues for the six and three months ended June 30, 2010 were $26,353,887 and $13,942,457, respectively.  We sold gold and other precious metals primarily to one refiner which accounted for 89% and 85% of total revenues for the six and three months ended June 30, 2010. The Company also sold diamonds in the amount of $737,400 and $511,400 to various dealers for the six and three months ended June 30, 2010. Revenues for the six and three month periods ended June 30, 2009 were $8,010,768. There were no sales of diamonds in 2009.

Cost of Sales and Gross Profit

Our cost of sales represents the cost of purchasing precious metals and diamonds which we then aggregate and sell to refiners and other dealers.  Cost of sales for the six and three months ended June 30, 2010 was $25,842,998 and $13,601,569, respectively.  The gross profit for the periods amounted to 1.94 % and 2.45% of revenue, respectively. Cost of sales for the six and three month periods ended June 30, 2009 were $7,949,257.  The gross profit for the periods was 0.8% of revenue. The increase in gross profit percentage is primarily due to higher gross margins earned on diamond sales.

General and Administrative

General and administrative expenses for the six and three months ended June 30, 2010 were $347,489 and $147,156, respectively, which is primarily rent, payroll and professional fees. In addition, general and administrative expenses include the amortization of the exclusive purchasing agreement in the amount of $64,300. General and administrative expenses for corresponding period in 2009 were $25,546 and $20,996. As noted above, the Company commenced business in May 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had cash of $386,156.

Cash provided by operating activities amounted to $346,625.

Cash used by investing activities amounted to $30,592 and represented the purchase of various property and equipment.

Cash used by financing activities amounted to $68,432 and consisted of repayments of stockholder loans and additional advances.

Management believes that cash on hand, plus anticipated revenue will be sufficient to support our operations for the next twelve months provided that, in the event that the Company shall acquire additional products or subsidiaries, we may require significant amounts of additional capital sooner than that. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Incurring indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the six months ended June 30, 2010.

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

ITEM 4.  REMOVED AND RESERVED.

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

CASEYCORP ENTERPRISES, INC.

Dated: August 23, 2010		Eduard Musheyev
	By:	/s/ Eduard Musheyev
	Name:	Eduard Musheyev
	Title:	President, Chief Executive Officer,
and Director
(Principle Executive, Financial and
Accounting Officer)