Form 10-Q
period 2010-09-30
CASEYCORP ENTERPRISES, INC
filed 2010-11-22
CIK 1413437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

As of November 19, 2010, there were 45,000,000 shares of registrant’s common stock, par value $0.0001 per share outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes       ☐ No

CASEYCORP ENTERPRISES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$688,089	$138,555
Accounts receivable	181,527	562,774
Prepaid expenses and other current assets	4,270	3,470

Total current assets	873,886	704,799

Property and equipment - net	35,912	12,884
Security deposits	10,075	10,075
Intangible assets - net	466,175	562,625
Goodwill	598,200	598,200

Total assets	$1,984,248	$1,888,583

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$99,113	$31,062
Accounts payable - related party	454,155	359,583
Income taxes payable	92,300	84,185
Loan payable, stockholder	-	68,432
Loan payable	4,500	4,500

Total current liabilities	650,068	547,762

LONG-TERM LIABILITIES
Deferred income taxes	113,362	140,118

Total liabilities	763,430	687,880

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized; 45,000,000 issued and outstanding	4,500	4,500
Additional paid-in capital	1,135,888	1,135,888
Retained earnings	80,430	60,315

Total stockholders' equity	1,220,818	1,200,703

Total liabilities and stockholders' equity	$1,984,248	$1,888,583

See Notes to Condensed Consolidated Financial Statements.

CASEYCORP ENTERPRISES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$34,758,074	$24,875,458	$8,404,187	$16,864,690

Cost of sales	34,185,971	24,635,445	8,342,973	16,686,188

Gross profit	572,103	240,013	61,214	178,502

General and administrative expenses	538,308	104,942	190,819	79,396

Income (loss) from operations	33,795	135,071	(129,605)	99,106

Interest expense	(270)	(270)	(90)	(90)

Income (loss) before provision of income taxes	33,525	134,801	(129,695)	99,016

Provision (benefit) for income taxes	13,410	53,920	(51,878)	37,714

Net income (loss)	$20,115	$80,881	$(77,817)	$61,302

Basic and diluted income per share:	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding
Basic and diluted	45,000,000	25,379,834	45,000,000	28,310,440

See Notes to Condensed Consolidated Financial Statements.

CASEYCORP ENTERPRISES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,115	$80,881
Adjustments to reconcile net income to net cash provided by operating activities:
Common stock issued for services rendered	-	250
Depreciation and amortization	104,014	-
Deferred income taxes	(26,756)
(Increase) decrease in operating assets:
Accounts receivable	381,247	(643,787)
Prepaid expenses and other current assets	(800)	(9,400)
Increase (decrease) in operating liabilities:
Accounts payable	68,050	27,019
Accounts payable - related party	94,572	762,410
Income taxes payable	8,116	53,920

Net cash provided by operating activities	648,558	271,293

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(30,592)	-

Net cash used in investing activities	(30,592)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Loans from Stockholder	(68,432)	-

Net cash used in financing activities	(68,432)	-

INCREASE IN CASH	549,534	271,293

CASH - BEGINNING OF PERIOD	138,555	-

CASH - END OF PERIOD	$688,089	$271,293

Schedule of non-cash investing and financing transactions:
Issuance of common stock for acquisitions of subsidiaries	$-	$810,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$32,000	$-

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on April 15, 2010.

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

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update provides amendments to Topic 855—Subsequent Events to clarify certain recognition and disclosure requirements. The amendments in this update remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The topic now includes the definition of SEC filer but removed the definitions of public entity. All of the amendments in this update are effective upon the issuance of the final update. The adoption of FASB Accounting Standards Update No. 2010-09 did not have an effect on our consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), “Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of the provisions of ASU 2010-17 did not have a material effect on the financial position or results of operations of the Company.

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

NOTE 5 – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued and outstanding as of September 30, 2010 and 2009.

NOTE 6 – ACCOUNTS PAYABLE – RELATED PARTY

On May 14, 2009, the Company entered into an exclusive purchasing agreement with Ed & Serge Gold and Diamond, Inc. (“ESGD”), an entity wholly-owned by one of the Company’s stockholders. Under the agreement, ESGD has agreed not to sell any gold and diamonds to any other party other than ESM. ESM retains the right, however, to purchase from other vendors. Under the agreement, ESGD has agreed to invoice the Company at cost plus .05% on daily sales of up to $250,000 and .025% of daily sales over on amounts over $250,000. The agreement is for five years and automatically renews for additional one year periods unless notified by either party. Substantially all of the merchandise purchases that were made by the Company for the nine and three months ended September 30, 2010 and 2009 was from ESGD.

In addition, the Company shares space with ESDG and receives rent from ESDG on a month-to-month basis of $3,000.

At September 30, 2010, the Company owed ESGD $454,155 .

NOTE 7 – LOANS PAYABLE - STOCKHOLDER

Loans payable – stockholder consisted of non-interest bearing advances due on demand.

NOTE 8 – SALES AND MAJOR CUSTOMERS

One customer accounted for 88% and 85% of total revenues for the nine and three months ended September 30, 2010, respectively.  At September 30, 2010, one customer accounted for 91% of accounts receivable.  Two customers accounted for 98 and 99%, respectively, of total revenues for the nine and three months ended September 30, 2009.   At December 31, 2009, these two customers accounted for 58% and 42% of accounts receivable.

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

Results of Operations

Revenues

Revenues for the nine and three months ended September 30, 2010 were $34,758,074 and $8,404,187, respectively.  We sold gold and other precious metals primarily to one refiner which accounted for 88% and 85% of total revenues for the nine and three months ended September 30, 2010. The Company also sold diamonds in the amount of $964,302 and $226,900 to various dealers for the nine and three months ended September 30, 2010. Revenues for the nine and three month periods ended September 30, 2009 were $24,875,458 and $16,864,690, respectively. There were no sales of diamonds in 2009.  We sold gold and other precious metals primarily to one refiner which accounted for 98% and 99% of total revenues for the nine and three months ended September 30, 2009. Revenues are down for the quarter due to increased competition in the gold buying market.

Cost of Sales and Gross Profit

Cost of sales for the nine and three months ended September 30, 2010 were $34,185,971 and $8,342,973, respectively.  The gross profit for the periods amounted to 1.65 % and .73% of revenue, respectively. Cost of sales for the nine and three month periods ended September 30, 2009 were $24,635,445 and $16,686,188, respectively.  The gross profit for the periods was 0.97% and 1.06%, respectively, of revenue. The increase in gross profit percentage in 2010 as compared to 2009 is primarily due to higher gross margins earned on diamond sales. However, the quarter was impacted by the current volatility in gold prices. We committed to several deliveries of gold at prices that were lower than we were able to purchase it.

General and Administrative

General and administrative expenses for the nine and three months ended September 30, 2010 were $538,308 and $190,819, respectively, which is primarily rent, payroll and professional fees. In addition, general and administrative expenses include the amortization of the exclusive purchasing agreement in the amount of $96,450. General and administrative expenses for corresponding period in 2009 were $104,942 and $79,396. As noted above, the Company commenced business in May 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had cash of $688,089.

Cash provided by operating activities amounted to $648,558.

Cash used by investing activities amounted to $30,592 and represented the purchase of various property and equipment.

Cash used by financing activities amounted to $68,432 and consisted of the repayment of the stockholder loans.

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

Not required of smaller reporting companies.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the nine months ended September 30, 2010.

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

CASEYCORP ENTERPRISES, INC.

Dated: November 19, 2010		Eduard Musheyev
	By:	/s/ Eduard Musheyev
	Name:	Eduard Musheyev
	Title:	President, Chief Executive Officer, and Director
(Principle Executive, Financial and Accounting Officer)